Form 10-K
period 2025-06-30
NEWS CORP
filed 2025-08-06
CIK 1564708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-K
________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of December 27, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Common Stock, par value $0.01 per share, held by non-affiliates was approximately $10,514,761,071, based upon the closing price of $27.79 per share as quoted on The Nasdaq Stock Market on that date, and the aggregate market value of the registrant’s Class B Common Stock, par value $0.01 per share, held by non-affiliates was approximately $3,442,215,677, based upon the closing price of $30.78 per share as quoted on The Nasdaq Stock Market on that date.
As of August 1, 2025, 376,442,848 shares of Class A Common Stock and 188,528,838 shares of Class B Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the News Corporation definitive Proxy Statement for its 2025 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of News Corporation’s fiscal year end.

PART I
ITEM 1. BUSINESS
OVERVIEW
The Company
News Corporation (the “Company,” “News Corp,” “we,” “us,” or “our”) is a global, diversified media and information services company focused on creating and distributing authoritative and engaging content and other products and services to consumers and businesses throughout the world. The Company comprises businesses across a range of media, including information services and news, digital real estate services and book publishing, that are distributed under some of the world’s most recognizable and respected brands, including The Wall Street Journal, Barron’s, Dow Jones, The Australian, Herald Sun, The Sun, The Times, HarperCollins Publishers, realestate.com.au, Realtor.com®, talkSPORT and many others.
The Company’s commitment to premium content makes its properties a premier destination for information, news, real estate and entertainment. The Company distributes its content and other products and services to consumers and customers across an array of digital platforms including websites, mobile apps, social media, e-book devices and streaming audio platforms, as well as traditional platforms such as print and radio. The Company’s focus on quality and product innovation has enabled it to capitalize on the shift to digital consumption to deliver its products and services in a more engaging, timely and personalized manner and create opportunities for more effective monetization, including new licensing and partnership arrangements with large technology companies and AI-focused platforms and digital offerings that leverage the Company’s existing content. The Company is pursuing multiple strategies to further exploit these opportunities, including leveraging global audience scale and valuable data and sharing technologies and practices across geographies and businesses.
The Company’s diversified revenue base includes recurring subscriptions, circulation sales, advertising sales, sales of real estate listing products, licensing fees and other consumer product sales. Headquartered in New York, the Company operates primarily in the United States (“U.S.”), Australia and the United Kingdom (“U.K.”), with its content and other products and services distributed and consumed worldwide. The Company’s operations are organized into five reportable segments: (i) Dow Jones; (ii) Digital Real Estate Services; (iii) Book Publishing; (iv) News Media; and (v) Other, which includes the Company’s general corporate overhead expenses, strategy costs and costs related to the U.K. Newspaper Matters (as defined in Note 16—Commitments and Contingencies in the accompanying Consolidated Financial Statements).
The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to June 30 in each year. Fiscal 2025, fiscal 2024 and fiscal 2023 each included 52 weeks. Unless otherwise noted, all references to the fiscal years ended June 30, 2025, June 30, 2024 and June 30, 2023 relate to the fiscal years ended June 29, 2025, June 30, 2024 and July 2, 2023, respectively. For convenience purposes, the Company continues to date its financial statements as of June 30.
Corporate Information
News Corporation is a Delaware corporation originally organized on December 11, 2012 in connection with its separation from Twenty-First Century Fox, Inc., which was completed on June 28, 2013. Unless otherwise indicated, references in this Annual Report on Form 10-K for the fiscal year ended June 30, 2025 (the “Annual Report”) to the “Company,” “News Corp,” “we,” “us,” or “our” means News Corporation and its subsidiaries. The Company’s principal executive offices are located at 1211 Avenue of the Americas, New York, New York 10036, and its telephone number is (212) 416-3400. The Company’s Class A and Class B Common Stock are listed on The Nasdaq Global Select Market under the trading symbols “NWSA” and “NWS,” respectively, and CHESS Depositary Interests representing the Company’s Class A and Class B Common Stock are listed on the Australian Securities Exchange (“ASX”) under the trading symbols “NWSLV” and “NWS,” respectively. More information regarding the Company is available on its website at www.newscorp.com, including the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are available, free of charge, as soon as reasonably practicable after the material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The information on the Company’s website is not, and shall not be deemed to be, a part of this Annual Report or incorporated into any other filings it makes with the SEC.

Special Note Regarding Forward-Looking Statements
This document and any documents incorporated by reference into this Annual Report, including “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” contain statements that constitute “forward-looking statements” within the meaning of Section 21E of the Exchange Act and Section 27A of the Securities Act of 1933, as amended. All statements that are not statements of historical fact are forward-looking statements. The words “expect,” “will,” “estimate,” “anticipate,” “predict,” “believe,” “should” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this document and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s business, financial condition or results of operations, the Company’s strategy and strategic initiatives, including the sale of the Foxtel Group (“Foxtel”) and other potential acquisitions, investments and dispositions, the Company’s cost savings initiatives and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth under the heading “Item 1A. Risk Factors” in this Annual Report. The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by the Company with the SEC. This section should be read together with the Consolidated Financial Statements of News Corporation (the “Consolidated Financial Statements”) and related notes set forth elsewhere in this Annual Report.
BUSINESS OVERVIEW
On April 2, 2025, the Company completed the sale of Foxtel. All assets and liabilities, results of operations and cash flows for Foxtel have been classified as discontinued operations for all periods presented. Upon reclassification, the Company determined that the Subscription Video Services segment was no longer a reportable segment, and the residual results of the segment were aggregated into the News Media segment.
The Company’s five reportable segments are described below.

	For the fiscal year ended June 30, 2025
	Revenues	Segment EBITDA
	(in millions)
Dow Jones	$2,331	$588
Digital Real Estate Services	1,802	601
Book Publishing	2,149	296
News Media	2,170	153
Other	—	(223)
Dow Jones
The Company’s Dow Jones segment is a global provider of news and business information, which distributes its content and data through a variety of owned and off-platform media channels including websites, mobile apps, newspapers, newswires, newsletters, magazines, proprietary databases, live journalism, video and podcasts. This segment consists of the Dow Jones business, whose products target individual consumers and enterprise customers and include The Wall Street Journal, Barron’s, MarketWatch, Investor’s Business Daily, Dow Jones Risk & Compliance, Dow Jones Energy, Factiva and Dow Jones Newswires. The Dow Jones segment’s revenue is diversified across business-to-consumer and business-to-business subscriptions, circulation, advertising, including custom content and sponsorships, licensing fees and participation fees for its live journalism events. Advertising revenues at the Dow Jones segment are subject to seasonality, with revenues typically highest in the Company’s second fiscal quarter due to the end-of-year holiday season.
Consumer Products
Through its premier brands and authoritative journalism, the Dow Jones segment’s products targeting individual consumers provide insights, research and understanding that enable consumers to stay informed and make educated financial decisions. As consumer preferences for content consumption evolve, the Dow Jones segment continues to capitalize on a variety of digital distribution platforms, technologies and business models for these products, including licensing its content for distribution on third-party platforms, which is referred to as off-platform distribution, and for use by generative artificial intelligence (“AI”) platforms. With a focus on the financial markets, investing and other professional services, many of these products offer advertisers an attractive consumer demographic. Products targeting consumers include the following:
•The Wall Street Journal (WSJ). WSJ, Dow Jones’s flagship consumer product, is available online, across multiple mobile devices and in print. WSJ covers national and international news and provides analysis, commentary, reviews and opinions on a wide range of topics, including business developments and trends, economics, financial markets, investing, science and technology, lifestyle, culture, consumer products and sports. WSJ’s digital products offer both free content and premium, subscription-only content and are comprised of WSJ.com, WSJ mobile products, including a responsive design website and mobile apps (WSJ Mobile), and live and on-demand video through WSJ.com and other platforms (WSJ Video), as well as podcasts. For the year ended June 30, 2025, WSJ Mobile (including WSJ.com accessed via mobile devices, as well as apps, and excluding off-platform distribution) accounted for approximately 70% of visits to WSJ’s digital news and information products according to Adobe Analytics. WSJ’s print products are printed at plants located around the U.S., including both owned and third-party facilities.
•Barron’s Group. The Barron’s Group focuses on Dow Jones consumer brands outside of The Wall Street Journal franchise, including Barron’s and MarketWatch, among other properties.
Barron’s. Barron’s, which is available to subscribers online, across multiple mobile devices and in print, delivers news, analysis, investigative reporting, company profiles and insightful statistics for investors and others interested in the investment world.
MarketWatch. MarketWatch is an investing and financial news website targeting active investors. It also provides real-time commentary and investment tools and data. Products include mobile apps and a responsive design website, and revenue is generated through the sale of advertising, as well as its premium digital subscription service.
•Investor’s Business Daily (IBD). IBD provides investing content, analytical products and educational resources to subscribers online and in print, as well as through mobile apps and video. IBD’s services include the Investors.com website, the MarketSurge and LeaderBoard market research and analysis tools and a weekly print publication.
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
The following table provides information regarding average daily subscriptions during the three months ended June 30, 2025 for certain Dow Jones segment consumer products and for all consumer subscription products:

(in 000’s)	The Wall Street Journal(1)	Barron’s Group(1)(2)	Total Consumer(1)(3)
Digital-only subscriptions(4)(5)	4,126	1,319	5,719
Print subscriptions(4)(5)	412	113	542
Total subscriptions(4)	4,538	1,432	6,261
________________________
(1)Based on internal data for the period from March 31, 2025 to June 29, 2025. See “Part I. Business—Explanatory Note Regarding Certain Metrics” for more information. Excludes off-platform distribution, except for certain custom workflow integration products.
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

The following table provides information regarding the digital platforms (excluding off-platform distribution) for certain Dow Jones segment consumer products:

	FY2025 Average Monthly Visits(1)	FY2025 Average Monthly Unique Users(2)
WSJ	129 million	34 million
MarketWatch	56 million	17 million
WSJDN	211 million	67 million
________________________
(1)Includes visits via websites and mobile apps based on Adobe Analytics for the 12 months ended June 30, 2025.
(2)Includes aggregate unique users accessing websites and mobile apps based on Adobe Analytics for the 12 months ended June 30, 2025. See “Part I. Business—Explanatory Note Regarding Certain Metrics” for more information regarding the calculation of unique users.
Professional Information Products
The Dow Jones segment’s professional information products, which target enterprise customers, combine news and information with technology and tools that inform decisions and aid awareness, research, understanding and compliance. These products consist of its Dow Jones Risk & Compliance, Dow Jones Energy, Factiva and Dow Jones Newswires products. Specific products include the following:
•Dow Jones Risk & Compliance. Dow Jones Risk & Compliance products provide data and other solutions for customers focused on anti-bribery and corruption, anti-money laundering, counter terrorism financing, monitoring embargo and sanction lists, geopolitical and security risk intelligence and other risks and compliance requirements. Dow Jones’s solutions allow customers to screen their business transactions and third parties against its data to identify regulatory, corporate and reputational risk, and request follow-up reports to conduct further due diligence. Products include online risk data and negative news searching tools such as RiskCenter Financial Crime Search and Advanced Screening and Monitoring for bulk screening as well as RiskCenter Trade Compliance for trade finance-related checks on dual-use or other controlled goods. RiskCenter Third Party, a solution for supplier risk assessment, provides customers with automated risk and compliance checks via questionnaires and embedded scoring. Feed services include PEPs (politically exposed persons), Sanctions, Adverse Media and other Specialist Lists. Dow Jones produces customized Due Diligence Reports to assist its customers with regulatory compliance, including IntegrityCheck, a generative AI-enabled automated report, and also publishes Risk Journal, an intelligence solution delivering expert reporting, analysis and real time alerts on global risk and compliance issues.
•Dow Jones Energy. Dow Jones Energy provides pricing data, news, analysis, consulting, software and events relating to energy commodities, including crude oil, refined products, petrochemicals, natural gas liquids, coal, metals, renewables, Renewable Identification Numbers and carbon credits, as well as pricing data, insights, analysis and forecasting for key base chemicals.
•Factiva. Factiva is a leading provider of global business content, built on an archive of important original and licensed publishing sources. Factiva offers content from approximately 33,000 global news and information sources from over 200 countries and territories and in 32 languages. This combination of business news and information, plus sophisticated tools and generative AI solutions, helps professionals find, monitor, interpret and share essential information. As of June 30, 2025, there were approximately 1.1 million activated Factiva users, including both institutional and individual accounts.
•Dow Jones Newswires. Dow Jones Newswires distributes real-time business news, information, analysis, commentary and statistical data to financial professionals and investors worldwide. It publishes, on average, over 17,000 news items each day, which are distributed via Dow Jones’s market data platform partners, including Bloomberg, London Stock Exchange Group and FactSet, as well as trading platforms and websites reaching hundreds of thousands of financial professionals. This content reaches millions of individual investors via customer portals and the intranets of brokerage and trading firms, as well as digital media publishers. Dow Jones Newswires is also used as an input for algorithms supporting automated trading.
The Dow Jones segment’s businesses compete with a wide range of media and information businesses, including digital media, print publications and information services.
The Dow Jones segment’s consumer products, including its digital publications, newspapers, magazines, podcasts and video, compete for consumers, audience and advertising with other local and national newspapers, web and app-based media, news aggregators, customized news feeds, search engines, blogs, magazines, investment tools, social media sources, podcasts and event producers, as well as other media such as television, radio stations and outdoor displays. Competition for subscriptions and circulation is based on news and editorial content, data and analytics content in research tools, subscription pricing, the usefulness and popularity of its digital products, cover price and, from time to time, various promotions. Competition for advertising is based upon advertisers’ judgments as to the most effective media for their advertising budgets, which is in turn based upon various factors, including circulation volume, readership levels, audience demographics, advertising rates, advertising effectiveness and brand strength and reputation. As a result of rapidly changing and evolving technologies (including developments in AI, particularly generative AI), distribution platforms and business models, and corresponding changes in consumer behavior, the consumer-focused businesses within the Dow Jones segment continue to face increasing competition for both circulation and advertising revenue, including from a variety of alternative news and information sources, programmatic advertising buying channels and AI aggregators and other emerging technology platforms. Shifts in consumer behavior require the Company to continually innovate and improve upon its own products, services and platforms in order to remain competitive. The Company believes that these changes will continue to pose opportunities and challenges, and that it is well positioned to leverage its global reach, brand recognition and proprietary technology to take advantage of the opportunities presented by these changes.
The Dow Jones segment’s professional information products that target enterprise customers compete with various information service providers, compliance data providers, global financial newswires and energy and commodities pricing and data providers, including Reuters News, RELX (including LexisNexis and ICIS), Refinitiv, S&P Global, DTN and Argus Media, as well as many other providers of news, information and compliance data. The professional information business also faces increasing competition from a variety of AI-powered platforms and services.
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
Property and Property-Related Advertising and Services
REA Group advertises property and property-related services on its websites and mobile apps across Australia, including leading residential, commercial and share property websites realestate.com.au, realcommercial.com.au and Flatmates.com.au, as well as property research site property.com.au. For the year ended June 30, 2025, average monthly visits to realestate.com.au were 132.2 million, with 12.1 million people visiting each month on average, according to Ipsos iris data. Australians visited realestate.com.au 4.0 times more on average than the nearest competitor during the year ended June 30, 2025. Realcommercial.com.au had 1.9 million people visit each month on average for the year ended June 30, 2025, 3.0 times more than the nearest competitor, based on Ipsos iris data. REA Group’s other Australian property and property-related advertising and services include media display advertising and data services for markets adjacent to property.
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
REA Group’s international operations consist primarily of its 78.0% interest in REA India, a leading digital real estate services provider in India (News Corp holds a 22.0% interest in REA India). REA Group’s other assets include a 20% interest in Move, as referenced above. REA Group’s businesses outside Australia derive the majority of their revenue from their property advertising listing products and monthly advertising subscriptions from real estate agents and property developers.

Financial Services
REA Group’s financial services business encompasses a digital property search and financing experience and mortgage broking services under its Mortgage Choice brand. REA Group has continued to execute on its financial services strategy by improving broker productivity and increasing penetration of Mortgage Choice white label products, supported by REA Group’s partnership with digital lender Athena Home Loans. The financial services business generates revenue primarily through commissions from lenders.
Move
Move is a leading provider of digital real estate services in the U.S. Move primarily operates Realtor.com®, a premier real estate information, advertising and services platform, under a perpetual agreement and trademark license with the National Association of Realtors® (“NAR”). Through Realtor.com®, consumers have access to approximately 151 million properties across the U.S., including an extensive collection of homes, properties and apartments listed and displayed for sale or for rent and a large database of “off-market” properties. Realtor.com® and its related mobile apps display nearly 100% of all Multiple Listing Services (“MLS”)-listed, for-sale and rental properties in the U.S., which are primarily sourced directly from relationships with MLSs across the country. Realtor.com® also sources new construction and rental listing content from a variety of sources, including directly from homebuilders and landlords, as well as from listing aggregators. Approximately 94% of its for-sale listings are updated at least every 10 minutes, on average, with the remaining listings updated at least daily. Realtor.com®’s content attracts a large and highly engaged consumer audience. Realtor.com® and its mobile sites had approximately 72 million average monthly unique users during the quarter ended June 30, 2025 based on internal data and methodologies, which may differ from those used by third parties or competitors. See “Part I. Business—Explanatory Note Regarding Certain Metrics.”
Realtor.com® generates the majority of its revenues through the sale of listing advertisement and lead generation products, including its RealPRO SelectSM (formerly Market VIPSM), ConnectionsSM Plus and Listing Toolkit products, as well as its referral-based services, ReadyConnect ConciergeSM and RealChoiceTM Selling. Listing advertisement and lead generation products allow real estate agents, brokers and homebuilders to enhance, prioritize and connect with consumers on for-sale property listings within the Realtor.com® website and mobile apps. Listing advertisement and lead generation products are typically sold on a subscription basis. The real estate referral-based business model, as well as the RealPRO SelectSM lead generation product, leverage Move’s proprietary technology and platform to connect real estate professionals and other service providers, such as lenders and insurance companies, to pre-vetted consumers who have submitted inquiries via the Realtor.com® website and mobile apps, as well as other online sources. The real estate referral-based services that connect real estate agents and brokers with these consumers typically generate fees upon completion of the associated real estate transaction, while the referral-based services that give other service providers, including lenders and insurance companies, access to the same highly qualified consumers are generally provided on a subscription basis. Realtor.com® also derives revenue from sales of non-listing advertisement, or Media, products to real estate, finance, insurance, home improvement and other professionals that enable those professionals to connect with Realtor.com®’s highly engaged and valuable consumer audience. Media products include sponsorships, display advertisements, text links, directories and other advertising and lead generation services. Non-listing advertisement pricing models include cost per thousand, cost per click, cost per unique user and subscription-based sponsorships of specific content areas or targeted geographies.
In addition to Realtor.com®, Move also offers online tools and services to do-it-yourself landlords and tenants through Avail, a platform that improves the renting experience with online tools, educational content and world-class support. Avail employs a variety of pricing models, including subscription fees, as well as fixed- or variable-pricing models.
The Company’s digital real estate services businesses operate in highly competitive markets that are evolving rapidly in response to new technologies, business models and practices, product and service offerings and changing consumer and customer preferences. The success of these businesses depends on their ability to provide products and services that are useful for consumers, real estate, mortgage and other related services professionals, homebuilders and landlords and attractive to their advertisers, the breadth, depth and accuracy of information they provide and brand awareness and reputation. These businesses compete primarily with companies that provide real-estate focused technology, products and services in their respective geographic markets, including other real estate and property websites and apps in Australia, the U.S. and India.
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
HarperCollins publishes works by well-known authors such as Harper Lee, George Orwell, Agatha Christie and Zora Neale Hurston, as well as global author brands including J.R.R. Tolkien, C.S. Lewis, Daniel Silva, Karin Slaughter and Dr. Martin Luther King, Jr. It is home to many beloved children’s books and series, including Goodnight Moon, Curious George, Little Blue Truck and Pete the Cat. HarperCollins has a significant Christian publishing business, which includes the NIV Bible, Jesus Calling and author Max Lucado. HarperCollins’ print and digital global catalog includes more than 250,000 publications in different formats, in 16 languages, and it licenses rights for its authors’ works to be published in more than 50 languages around the world. HarperCollins publishes fiction and nonfiction, with a focus on general, children’s and religious content. HarperCollins also publishes titles for the equivalent of the K-12 educational market in the U.K. and India.
As of June 30, 2025, HarperCollins offered approximately 150,000 publications in digital formats, and nearly all of HarperCollins’ new titles, as well as the majority of its entire catalog, are available as e-books and digital audiobooks. Digital sales, comprising revenues generated through the sale of e-books and downloadable and streaming audiobooks, represented approximately 24% of global consumer revenues for the fiscal year ended June 30, 2025.
During fiscal 2025, HarperCollins U.S. had 164 titles on the New York Times print and digital bestseller lists, with 19 titles hitting number one, including Cher: The Memoir Part One by Cher, Hillbilly Elegy by J.D. Vance, Wicked by Gregory Maguire, Watch Me by Tahereh Mafi, A Death in Cornwall by Daniel Silva, Little Blue Truck and Racer Red by Alice Schertle, A Study in Drowning by Ava Reid, The Strawberry Patch Pancake House by Laurie Gilmore, Fight by Jonathan Allen and Amie Parnes, Mostly What God Does is Love You by Savannah Guthrie, Imminent by Luis Elizondo, Under His Wings by Emily Compagno, Fahrenheit-182 by Mark Hoppus with Dan Ozzi, Seven Things You Can’t Say About China by Tom Cotton, Shameless by Brian Tyler Cohen, A Long Walk to Water by Linda Sue Park, The Best Christmas Pageant Ever by Barbara Robinson and You Can Be a Good Friend (No Matter What!) by Taraji P. Henson.
HarperCollins derives its revenue from the sale and licensing of print and digital books to a customer base that includes global technology companies, traditional brick and mortar booksellers, wholesale clubs and discount stores, including Amazon, Apple, Barnes & Noble and Tesco. Revenues at the Book Publishing segment are significantly affected by the timing of releases and the number of HarperCollins’ books in the marketplace and are typically highest during the Company’s second fiscal quarter due to increased demand during the end-of-year holiday season in its main operating geographies.
The book publishing business operates in a highly competitive market that is quickly changing and continues to see technological innovations. HarperCollins competes with other large publishers, such as Penguin Random House, Simon & Schuster, Hachette Livre and Macmillan, as well as with numerous smaller publishers, for the rights to works by well-known authors and public personalities; competition could also come from new entrants as barriers to entry in book publishing are low. In addition, HarperCollins competes for consumers with other media formats and sources such as movies, television programming, magazines and mobile content. The Company believes HarperCollins is well positioned in the evolving book publishing market with significant size and brand recognition across multiple categories and geographies.
News Media
The Company’s News Media segment consists primarily of News Corp Australia, News UK and the New York Post. This segment also includes Wireless Group, operator of talkSPORT, the leading sports radio network in the U.K., and Virgin Radio, Talk in the U.K., which is available on multiple digital streaming platforms, Australian News Channel, which operates the Sky
News Australia network, Australia’s 24-hour multi-channel, multi-platform news service, and Storyful, a social media content agency that enables the Company to source real-time video content through social media platforms. The News Media segment generates revenue primarily through circulation and subscription sales of its print and digital products, sales of print and digital advertising and licensing fees. Advertising revenues at the News Media segment are subject to seasonality, with revenues typically highest in the Company’s second fiscal quarter due to the end-of-year holiday season in its main operating geographies.
News Corp Australia
News Corp Australia is one of the leading news and information providers in Australia by readership, with both digital and print mastheads covering a national, regional and suburban footprint. Its digital mastheads are among the leading digital news properties in Australia based on monthly unique audience data and had approximately 993,000 aggregate digital closing subscribers as of June 30, 2025. In addition, its Monday to Friday, Saturday and Sunday, weekly and bi-weekly newspapers were read by 4.6 million Australians on average every week based on Roy Morgan data for the year ended March 31, 2025.

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
The following table provides information regarding key properties within News Corp Australia’s portfolio:

	Total Paid Subscribers for Combined Masthead (Print and Digital)(1)	Total Monthly Audience for Combined Masthead (Print and Digital)(2)
The Australian	335,903	4.8 million
The Daily Telegraph	151,336	4.6 million
Herald Sun	153,983	4.8 million
The Courier Mail	144,044	3.7 million
The Advertiser	106,696	2.2 million
________________________
(1)As of June 30, 2025, based on internal sources. See “Part I. Business—Explanatory Note Regarding Certain Metrics” for more information.
(2)Based on Roy Morgan Single Source Australia; Apr 2024 – Mar 2025; P14+ average monthly print readership data for the year ended March 31, 2025.
News Corp Australia’s broad portfolio of digital properties also includes news.com.au, one of the leading general interest sites in Australia that provides breaking news, finance, entertainment, lifestyle, technology and sports news and delivers an average monthly unique audience of approximately 12.0 million based on Ipsos iris monthly total audience ratings for the year ended June 30, 2025. In addition, News Corp Australia owns other premier digital properties such as taste.com.au, a leading food and recipe site, and kidspot.com.au, a leading parenting site, as well as various other digital media assets. As of June 30, 2025, News Corp Australia’s other assets included a 13.0% interest in ARN Media Limited, which operates a portfolio of Australian radio media assets, and a 27.9% interest in Hipages Group Holdings Ltd, which operates a leading on-demand home improvement services marketplace.
News UK
News UK publishes The Sun, The Sun on Sunday, The Times and The Sunday Times, which are leading newspapers in the U.K. that together accounted for approximately one-third of all national newspaper sales as of June 30, 2025. The Sun is the most read news brand in the U.K., and The Times and The Sunday Times are the most read national newspapers in the U.K. quality market. News UK also distributes content through its digital platforms, including its websites, thesun.co.uk, the-sun.com and thetimes.com, as well as mobile apps. Together, across print and digital, these brands reach approximately 60% of adult news readers in the U.K., or approximately 27 million people, based on the PAMCo data referenced below. News UK’s print products are printed at facilities in England and Scotland operated by its joint venture with DMG Media. In addition to its news businesses, News UK has assembled a portfolio of complementary ancillary product offerings, including betting and gaming products. The following table provides information regarding News UK’s news portfolio:

	Print Average Issue Readership(1)	Paid Subscribers(2)	Monthly Global Unique Users(4)
The Sun (Mon – Sat)	1,597,000	N/A	87 million
The Sun on Sunday	1,655,000	N/A
The Times (Mon – Sat)	605,000	97,000 (print)(3) 640,000 (digital)	N/A
The Sunday Times	1,113,000	85,000 (print)(3) 640,000 (digital)	N/A
________________________
(1)Based on Publishers Audience Measurement Company (“PAMCo”) H1 2025: Dec 2022 - Dec 2024 print data fused with Nov 2024 Ipsos iris data.
(2)As of June 30, 2025, based on internal sources and including subscribers to the Times Literary Supplement (“TLS”). Total subscribers across The Times and The Sunday Times, including TLS, as of June 30, 2025 was 740,000, including 640,000 closing digital subscribers. Total figures are de-duplicated for subscribers who receive a print product every day of the week. See “Part I. Business—Explanatory Note Regarding Certain Metrics” for more information.
(3)In addition to their print and digital-only products, The Times and The Sunday Times sell print and digital products bundled into one subscription. For bundled products that provide access to both print and digital products every day of the week, only one subscriber is reported as of June 30, 2025 and is designated as a print subscriber. For bundled products that provide access to the print product only on specified days and full digital access, a fraction equal to the number of days that a print copy is served relative to the total days in the week is reported as a print subscriber as of June 30, 2025 and a fraction equal to the number of remaining days of the week, when only a digital copy is served, relative to the total days in the week is reported as a digital subscriber.
(4)Includes aggregate unique users accessing thesun.co.uk, the-sun.com and other associated websites and mobile apps based on Meta Pixel data for the month ended June 30, 2025. See “Part I. Business—Explanatory Note Regarding Certain Metrics.”
New York Post
NYP Holdings is the publisher of the New York Post (the “Post”), NYPost.com, PageSix.com, Decider.com and related mobile apps and social media channels. The Post is the oldest continuously published daily newspaper in the U.S., with a focus on coverage of the New York metropolitan area. The Post provides a variety of general interest content ranging from breaking news to business analysis, and is known in particular for its comprehensive sports coverage, famous headlines and its iconic Page Six section, an authority on celebrity news. The print version of the Post is primarily distributed in New York, as well as throughout the Northeast, Florida and California. For the three months ended June 30, 2025, average weekday circulation based on internal sources, including mobile app digital editions, was 498,984. In addition, the Post Digital Network, which includes NYPost.com, PageSix.com and Decider.com, averaged approximately 89.2 million unique users per month during the quarter ended June 30, 2025 according to Google Analytics. See “Part I. Business—Explanatory Note Regarding Certain Metrics” for information regarding the calculation of unique users.
The News Media segment’s newspapers, magazines, digital publications, radio stations, broadcast and streaming channels and podcasts generally face competition from similar sources, and compete on similar bases, as the consumer products within the Dow Jones segment, particularly in their respective operating geographies. See “Item 1. Business – Business Overview – Dow Jones” above for further information.
Other
The Other segment includes the Company’s general corporate overhead expenses, strategy costs and costs related to the U.K. Newspaper Matters.
Governmental Regulation
General
Various aspects of the Company’s activities are subject to regulation in numerous jurisdictions around the world. The introduction of new laws and regulations in countries where the Company’s products and services are produced or distributed, and changes in existing laws and regulations in those countries or the interpretation or enforcement thereof, could have a negative impact on the Company’s interests.
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

Data Privacy and Security Regulation
In the course of its business, the Company collects, stores, uses and transmits personal data from consumers, customers, employees and other sources. Certain of the Company’s information services businesses also use content that includes personal data from public and government records, other publicly available information and media. As a result, the Company and its activities are subject to laws and regulations governing the collection, use, sharing and transfer, storage and retention of personal data, as well as multiple emerging laws and regulations pertaining to data security, which continue to evolve and have implications for a number of its business practices. In the U.S., a number of state and local governments have expanded, enacted or proposed data privacy laws that govern the collection and use of personal data of their residents and establish or increase penalties and in some cases, afford private rights of action to individuals for failure to comply, and all states have enacted legislation requiring businesses to provide notice to state agencies and to individuals whose personal information has been accessed or disclosed as a result of certain data breaches. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CCPA”), establishes certain transparency rules, puts greater restrictions on how the Company can collect, use and disclose personal information of California residents and provides California residents with certain rights regarding their personal information, including rights to access, correct and delete their personal information and opt out of the sale or sharing of their personal information for cross-context behavioral advertising. The CCPA provides for civil penalties for violations, brought through enforcement actions by the California Attorney General and California Privacy Protection Agency, as well as a private right of action for data breaches of certain types of nonencrypted and nonredacted personal information. California’s privacy regulators have been active in enforcing the CCPA’s requirements, particularly with regard to ensuring individual rights relating to targeted advertising are offered and honored by entities effectively. Similar laws in many states impose transparency and other obligations with respect to personal data of their respective residents and provide residents with similar rights. Certain of the Company’s websites, mobile apps and other online business activities are subject to laws and regulations governing the online privacy of children, including the Children’s Online Privacy Protection Act of 1998, which prohibits the collection of personal information online from children under age 13 without prior parental consent; the California Age Appropriate Design Code (which went into effect in July 2024, but enforcement of which is currently stayed pending appeal), which prescribes rules relating to the design of online services likely to be accessed by children under age 18 (“CAADC”); and the New York Child Data Protection Act (which went into effect in June 2025), which imposes strict limitations on processing, sharing and selling the personal data of users under 18. National security imperatives have also significantly expanded restrictions on the access by and transfer of broadly defined categories of sensitive personal data and U.S. government data to “countries of concern” pursuant to U.S. Department of Justice data regulations effective in April 2025, which may impact certain of the Company’s current or potential partner, vendor, service provider and customer relationships.
Similar laws and regulations apply in many of the other jurisdictions in which the Company operates, including the E.U., the U.K. and Australia. Several of the Company’s business units are subject to the E.U.’s General Data Protection Regulation (“GDPR”), which provides a uniform set of rules for personal data processing throughout the E.U., and the UK General Data Protection Regulation (“UK GDPR”). The GDPR and UK GDPR expand the regulation of the collection, processing, use, sharing and security of personal data, contain stringent conditions for consent from data subjects, strengthen the rights of individuals, including the right to have personal data deleted upon request, continue to restrict the trans-border flow of personal data, require companies to conduct privacy impact assessments to evaluate data processing operations that are likely to result in a high risk to the rights and freedoms of individuals, require mandatory data breach reporting and notification, significantly increase maximum penalties for non-compliance (up to 20 million euros or 17.5 million pounds, as applicable, or 4% of an entity’s worldwide annual turnover in the preceding financial year, whichever is higher) and increase the enforcement powers of the data protection authorities. In June 2025, the Data (Use and Access) Act 2025 (“DUA Act”), which amends the UK GDPR and the UK’s Privacy and Electronic Communications Regulations 2003 (“PECR”), became law. The DUA Act raises maximum fines under PECR to match the UK GDPR, increasing the potential financial exposure for breaches relating to direct marketing and online tracking, and amends the UK GDPR in certain respects. The changes set out in the DUA Act have created differences between the U.K. and E.U. legal regimes, further increasing compliance costs. In addition, the U.K. has adopted the UK Age Appropriate Design Code, which is similar to the CAADC discussed above.

The Company and some of its service providers rely on certain mechanisms, such as Standard Contractual Clauses, to address the E.U. and U.K. data protection requirements for transfers of data that continue to evolve and are often subject to uncertainty and legal challenges. The European Commission has adopted two sets of European Union Standard Contractual Clauses, which regulate the relationship between controller and processor in accordance with the GDPR and international data transfers to a third country in the absence of an adequacy decision under the GDPR. The European Data Protection Board also adopted recommendations on measures that supplement data transfer tools to ensure compliance with the level of personal data protection required in Europe, including requirements for data exporters to assess the risks related to the transfer of personal data outside the European Economic Area and to implement, if necessary, additional contractual, organizational and technical measures such as encryption and pseudonymization. For data transfers subject to the UK GDPR, the International Data Transfer Agreement and the International Data Transfer Addendum to the European Union Standard Contractual Clauses have also been adopted. With respect to data transfers from the E.U. to the U.S., the European Commission adopted the adequacy decision for the EU-US Data Privacy Framework (the “Framework”), which permits personal data to flow from the E.U. to U.S. companies participating in the Framework. Similarly, the U.K. government adopted an adequacy decision for the U.S., the UK-US Data Bridge, which permits personal data to flow from the U.K. to U.S. companies participating in the Framework and the U.K. Extension. Such evolving requirements could cause the Company to incur additional costs, require it to change business practices or affect the manner in which it provides its services.
In Australia, the Privacy Act 1988 (Cth) (“AU Privacy Act”) and associated Australian Privacy Principles (“APPs”) impose additional requirements on organizations that handle personal data by, among other things, requiring organizations to take reasonable steps to ensure that overseas recipients do not breach the APPs in relation to personal data, placing restrictions on direct marketing practices and imposing mandatory data breach reporting. The Australian government passed the Privacy and Other Legislation Amendment Bill 2024 in November 2024 implementing the first tranche of legislative amendments to the AU Privacy Act following the completion of a review of the country’s privacy regime initiated in 2020. These amendments include a mandate for the Australian privacy regulator to develop and register a privacy code for children by December 2026 and new transparency requirements for automated decision making that will apply from December 2026. However, the amendments did not address many of the recommendations made as part of the review, and the government has indicated it intends to implement subsequent amendments to introduce further reforms that will expand the scope of Australia’s current data privacy regime to more closely align with other international regimes such as the GDPR.
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
In addition to the regulations discussed above, the U.K.’s recently enacted Digital Markets, Competition and Consumers Act 2024 empowers the Secretary of State for the U.K. to prevent foreign powers, including foreign states, state-owned investors and associated individuals, from gaining control, influence or greater influence over U.K. newspaper enterprises through the direct or indirect ownership of shares or voting control. The impact of these regulations remains unclear and may result in, among other things, reduced investment in the U.K. newspaper industry.
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
Intellectual Property
The Company’s intellectual property assets include: copyrights in its digital and print newspapers, books and other content and technologies; trademarks in names and logos; trade names; domain names; and licenses of intellectual property rights, including the trademark license for the Realtor.com® website address, as well as the REALTOR® trademark (the “NAR License”). In addition, its intellectual property assets include patents or patent applications for inventions related to its products, business methods and/or services, none of which are material to its financial condition or results of operations. The Company derives value and revenue from its intellectual property assets through, among other things, digital and print newspaper and magazine subscriptions and sales, the sale of subscriptions to its content and information services, the operation of websites and other digital properties and the sale, distribution and/or licensing of print and digital books.
The Company devotes significant resources to protecting its intellectual property assets in the U.S., the U.K., Australia and other jurisdictions. To protect these assets, the Company relies upon a combination of copyright, trademark, unfair competition, patent, trade secret and other laws, contract provisions and technological protections. However, there can be no assurance of the degree to which these measures will be successful in any given case. Unauthorized use, including in the digital environment and as a result of recent advances in AI, particularly generative AI, presents a threat to revenues from products and services based on intellectual property. Policing unauthorized use of the Company’s products, services and content and related intellectual property is often difficult, and the steps taken may not in every case prevent the infringement by unauthorized third parties of the Company’s intellectual property. For example, the Company seeks to prevent unauthorized exploitation of its content and other intellectual property by generative AI tools through paywalls, bot management and AI crawler blocking tools, opt-out directives and other means, but these measures may not be effective, particularly if AI operators do not adhere to the restrictions. The Company also seeks to limit unauthorized use of its intellectual property by pursuing legal remedies to enforce its intellectual property rights, advocating for appropriate technical standards and legal frameworks, on its own and through industry groups, and enhancing public awareness of the meaning and value of intellectual property and intellectual property laws. However, the application of existing laws and regulations to new technologies, including generative AI, continues to be unsettled and is changing rapidly, and laws and regulations may differ from jurisdiction to jurisdiction. Effective intellectual property protection may also be either unavailable or limited in certain foreign territories. Therefore, the Company engages in efforts to strengthen and update intellectual property protection around the world, including efforts to support the appropriate evolution, and effective enforcement, of intellectual property laws and remedies for infringement.
Third parties may challenge the validity or scope of the Company’s intellectual property from time to time and claim the protection of legal defenses and/or exceptions to intellectual property laws, and such challenges could result in the limitation or loss of intellectual property rights. Irrespective of their validity, such claims may result in substantial costs and diversion of resources that could have an adverse effect on the Company’s operations.

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
Human Capital
News Corp’s workforce is critical to the creation and delivery of its premium and trusted content and a key contributor to the success of the Company. The Company believes that having a workforce with varied experiences, abilities, backgrounds and perspectives strengthens its ability to create brands, content and products that educate and resonate with its customers and audiences around the world. The Company’s ability to attract, develop, retain and engage talented employees with the skills and capabilities needed by its businesses is an essential component of its long-term business strategy to become more global and more digital, and the capabilities of the Company’s workforce have continued to evolve along with its business and strategy. Key focus areas of the Company’s human capital management strategy are described below, and additional information can be found in its Environmental, Social and Governance (“ESG”) Report, available on the Company’s website (which is not incorporated by reference herein). The Compensation Committee of the Board of Directors is responsible for assisting the Board in reviewing and assessing the Company’s risks, opportunities, strategies and policies related to human capital management.
As of June 30, 2025, the Company had approximately 22,300 employees, of whom approximately 7,900 were located in the U.S., 3,900 were located in the U.K. and 5,800 were located in Australia. Of the Company’s employees, approximately 3,500 were represented by various employee unions. The contracts with such unions will expire at various times over the next several years. The Company believes its current relationships with employees are generally good.
Culture and Values
The delivery of quality news, information and entertainment to customers and audiences is a passionate, principled and purposeful enterprise. The Company believes people around the globe turn to News Corp because they trust its dedication to those values and to conducting business with integrity. The Company is always mindful that one of its greatest assets is its reputation, and ethical conduct is part of the vision, strategy and fabric of the Company. The Company has established a Compliance Steering Committee that oversees the Company’s global compliance-related policies, protocols and guidance and reports directly to the Board of Directors through the Audit Committee. Performance on ethics and compliance is evaluated in determining whether any reduction to the payout of incentive compensation for executive officers is warranted. In addition, all employees are required to regularly complete training on, and affirm compliance with, News Corp’s Standards of Business Conduct, which set forth the Company’s policy to act respectfully in the workplace, do business ethically and comply with all applicable laws and regulations, and are designed to promote a culture of compliance and legal and ethical awareness throughout the Company. The Standards of Business Conduct are reviewed regularly and approved by the Board of Directors and are complemented by business-unit and topic-specific policies and trainings, including with respect to workplace conduct, conflicts of interest, anti-corruption and anti-bribery and insider trading.
Health, Safety, Security and Wellbeing
The health, safety, security and wellbeing of the Company’s employees is a top priority of the Company’s human capital management strategy. The Company’s programs and policies are benchmarked against industry best practices and are designed to be dynamic and account for the changing risks and circumstances facing its employees. Employee wellbeing initiatives engage and support employees with targeted programs for mental and physical health. The Company’s health and safety management systems are designed to comply with local and international environmental, health and safety standards and regulatory requirements. Its physical security infrastructure is designed to address risks related to the workplace, employee travel, business operations, corporate events and the unique requirements of the newsroom and news gathering operations, including through its Global Security Operations Center, which supports key international assignments and incident management. For example, the Company provides safety and security support, around-the-clock monitoring and the application of dynamic risk assessments and oversight for its staff and partners in high-risk areas, enabling the continuation of critical reporting from those regions.
Compensation and Benefits
News Corp’s compensation and benefits programs, which vary based on business unit and geographic location, are focused on attracting, retaining and motivating its employees and reflecting the needs and priorities of its global workforce. In addition to competitive salaries, the Company and its businesses have established short- and long-term incentive programs designed to motivate and reward performance against key business objectives and facilitate retention. News Corp also provides a range of retirement and other benefit options to meet the needs of its employees, including healthcare benefits and other programs to address physical, mental and emotional well-being, tax-advantaged savings vehicles, financial education, life and disability insurance, paid time off, flexible work arrangements, generous parental leave policies and other caregiving support, a company match for charitable donations and volunteer time.
Training, Development and Engagement
News Corp invests in training and development programs designed to enable its employees to develop the skills and leadership abilities necessary to execute on the Company’s strategy and engage and retain top talent. The Company provides compelling on-the-job learning experiences for its people, encouraging employees to test new ideas and expand their capabilities. It offers workshops, webinars and classes on a variety of topics, job-specific training and other continuing education resources. The Company further supports and develops its employees through career planning resources and programs and internal career mobility opportunities that build and strengthen employee versatility and leadership skills. In addition, the Company and its businesses have implemented programs to support regular performance reviews for employees to highlight their strengths and identify the skills and growth necessary to advance their careers. These programs help the Company develop and invest in the next generation of leadership and represent an important component of its talent pipeline strategy. The Company and its businesses periodically conduct employee engagement surveys or focus groups to better understand the experience, concerns and sentiments of employees and to assess progress on Company workforce initiatives.
Explanatory Note Regarding Certain Metrics
Certain of the Company’s metrics such as subscriptions and unique users are calculated using third-party or internal company data that have not been independently verified. While these numbers are based on what the Company believes to be reasonable calculations for the applicable period of measurement, there are inherent challenges in measuring such information. The Company’s calculation of certain metrics may also differ from estimates published by third parties or from similarly-titled metrics of its competitors due to differences in methodology, and the Company’s methodologies may be updated from time to time. Additional information regarding the calculation of certain metrics is provided below.
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
Total Digital Revenues
For purposes of this Annual Report, the Company defines total digital revenues as the sum of consolidated Digital Real Estate Services segment revenues, digital advertising revenues, digital circulation and subscription revenues, revenues from digital book sales and other miscellaneous digital revenue streams.
ITEM 1A. RISK FACTORS
You should carefully consider the following risks and other information in this Annual Report on Form 10-K in evaluating the Company and its common stock. Any of the following risks, or other risks or uncertainties not presently known or currently deemed immaterial, could materially and adversely affect the Company’s business, results of operations or financial condition, and could, in turn, impact the trading price of the Company’s common stock. Some of the factors, events and contingencies discussed below may have occurred in the past, but the disclosures below are not representations as to whether or not they have in fact occurred in the past and instead reflect the Company’s beliefs and opinions as to the factors, events or contingencies that could materially and adversely affect it in the future.

Risks Relating to the Company’s Businesses and Operations
The Company Operates in a Highly Competitive Business Environment, and its Success Depends on its Ability to Compete Effectively, Including by Responding to Evolving Technologies and Changes in Consumer and Customer Behavior.
The Company faces significant competition, including from other providers of information, news, real estate-related and entertainment products and services. See “Business Overview” for more information regarding competition within each of the Company’s segments. This competition continues to intensify as a result of changes in technologies, including developments in generative AI, platforms and business models and corresponding changes in consumer and customer behavior. For example, the proliferation of content distribution platforms and media channels, as well as AI-generated content, have (i) increased the choices available to consumers for content consumption and the risk of content commoditization and (ii) adversely impacted, and may continue to adversely impact, demand and pricing for the Company’s products and services. Consumption of the Company’s content on third-party platforms reduces its control over how its content is discovered, displayed and monetized and may affect its ability to attract, retain and monetize consumers directly and compete effectively. Generative AI-powered chatbots, search overviews and other tools using models trained or grounded on the Company’s content or that produce responses that contain, are similar to or are based on the Company’s content without permission, attribution or compensation, have, and may continue to, reduce traffic to, and subscriber demand for, the Company’s digital products and services and harm existing and potential revenue streams. Technological advances, including in AI, have also increased the availability of public sources of free or inexpensive information and reduced the cost to process and package this information, which enables additional third parties to compete with the Company’s information products and services, often at a lower cost, and potentially diminishes their perceived value.
The Company’s ability to compete depends on many factors, including its ability to:

•differentiate its brands and their associated products and services based on quality, reliability and comprehensiveness and through its marketing and selling efforts;
•respond to new and evolving technologies, distribution channels and platforms, including generative AI tools, content distribution platforms, media channels, online retailers and digital marketplaces, some of which have significant scale and leverage;
•develop new products and services and consistently anticipate and respond to consumer and customer needs and preferences, which change frequently and are difficult to predict;
•effectively protect and monetize its intellectual property;
•manage and adapt to changes made by large digital platforms that affect the visibility of its content and other products and services (and, in turn, visits and advertiser interest), which occur frequently and are outside the Company’s control; and
•continue improving and scaling its data and technology infrastructure.
The Company expects to continue to pursue new strategic initiatives, incorporate new technologies and develop new and enhanced products and services to remain competitive. These include licensing arrangements with certain large platforms for the use of its content by or on such platforms, the continued expansion into new business models and adjacencies at its digital real estate services businesses, streaming audio partnerships for its books, multi-product digital bundles and other innovative digital news products and experiences. The Company is also developing additional products and services that incorporate AI solutions to enhance insights and value for consumers and customers and respond to industry trends. The Company has incurred, and expects to continue to incur, significant costs in connection with these efforts, including costs relating to the initiatives referenced above, as well as other costs to acquire, develop, adopt, upgrade and exploit new and existing technologies and attract and retain employees with the necessary knowledge and skills. There can be no assurance any of these efforts will be successful, that they can be implemented in the time period or at the cost the Company expects or that it will realize the anticipated benefits. For example, not all of the Company’s content license agreements have been renewed, and there is no guarantee that existing agreements will be renewed on terms favorable to the Company or at all.
Some of the Company’s current and potential competitors have greater resources, fewer regulatory burdens, better competitive positions in certain areas, greater operating capabilities, greater access to sources of content, data, information, technology (including AI) or other services or strategic relationships and/or easier access to financing. These advantages may allow them to respond more effectively to changes in technology, consumer and customer needs and preferences and market conditions, including by developing new or enhanced products and services or leveraging new technologies, including generative AI, more quickly or successfully than the Company. Continued consolidation or strategic alliances in certain industries in which the Company operates or otherwise affecting the Company’s businesses may increase these advantages, including through greater scale, financial leverage and/or access to content, data, information, technology (including AI) and other offerings. If the Company is unable to compete successfully, its business, results of operations and financial condition could be adversely affected.
Macroeconomic and Market Conditions and Other Events Outside the Company’s Control May Adversely Affect the Company’s Business.
The Company’s business is subject to risks and uncertainties from events and circumstances outside its control that impact macroeconomic and market conditions or disrupt its business, including economic weakness, uncertainty or volatility, geopolitical tensions, conflicts or wars, pandemics and other health crises, natural disasters, severe weather events (which may occur with increasing frequency and intensity), political or social unrest, terrorism or other similar events. Recent changes in political policies and priorities in the U.S. and internationally, including expanded or retaliatory tariffs and other trade barriers, and an increase in hostilities and conflicts have created business and economic uncertainty and lowered consumer confidence. These conditions, as well as inflationary pressures, changes in monetary policy, elevated interest rates, recessionary or stagflation concerns, geopolitical tensions, supply chain disruptions and volatile foreign currency exchange rates, have affected, and may in the future, adversely affect the U.S. and global economies and markets and the Company’s business. During fiscal 2025, persistent inflation in home prices and other housing-related costs, elevated interest rates and lower levels of consumer confidence continued to adversely impact the U.S. real estate market and depress real estate lead and transaction volumes and adjacent businesses at the Digital Real Estate Services segment. Recent economic uncertainty and lower consumer confidence have also contributed to softer consumer spending within the U.S. book publishing industry, which may continue in the near term. These and other events or conditions outside the Company’s control have in the past also resulted in, and could in the future lead to, disruption of the Company’s business, a tightening of, or more limited access to, the credit and capital markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer net worth and a decline in other markets such as energy and commodities, and could, in turn, lead to a broader, prolonged economic downturn. Such downturns have resulted, and could in the future result, in lower advertising expenditures, lower demand for the Company’s products and services, unfavorable changes in the mix of products and services purchased, pricing pressures, longer sales and payment cycles, a credit ratings downgrade and/or higher borrowing costs and decreased ability of third parties to satisfy their obligations to the Company and have adversely affected, and could in the future adversely affect, the Company’s business, results of operations, financial condition and liquidity. The Company is particularly exposed to business risks in the U.S., Australia and the U.K., its three main operating geographies.
The Company may also be impacted by other events outside its control, such as developments in the industries in which it operates. In the U.S. residential real estate industry, settlements of recent class action lawsuits against certain brokerages and franchisors, as well as NAR, have led to changes in NAR’s rules and practices, including elimination of the cooperative compensation rule, thereby prohibiting REALTOR® MLSs from publishing buyer broker compensation offers. While the impact of such changes is uncertain and difficult to predict, if they significantly affect how home buyers and sellers engage with agents or negatively impact agent commissions, that could reduce the number of leads and other services agents purchase from Move and adversely affect its business and results of operations or require changes to its business model. The settlements are also being appealed, and the Company cannot predict the final outcomes of these matters or any future lawsuits, which could result in additional changes that impact the industry.
A Decline in Customer Advertising Expenditures Could Cause the Company’s Revenues and Operating Results to Decline Significantly.
The Company generates substantial revenues from the sale of advertising, and a decline in advertising revenues has had, and could continue to have, an adverse effect on its business, financial condition and results of operations. Shifting consumer preferences toward digital content consumption and the increasing number of content consumption choices have intensified competition for advertising, increased audience fragmentation and advertising inventory and decreased demand for the Company’s traditional media offerings and their attractiveness to advertisers. Different ways of purchasing advertising such as programmatic buying channels have further shifted advertising from traditional media to digital offerings, some of which generate lower rates or are not otherwise as beneficial to the Company. Large digital platforms command a substantial share of the digital advertising market and are also responsible for a significant amount of traffic to the Company’s digital properties, which drives advertiser spending. Visibility on these platforms depends on algorithms that are outside the Company’s control and change frequently, and recent changes have adversely affected traffic to some of the Company’s digital properties, particularly in the U.K. Certain of these platforms also control significant technologies such as ad servers on which the Company’s digital advertising operations rely, and interruptions or changes affecting these technologies, including the economic terms, could adversely impact advertising revenues and/or operating costs. Evolving standards for the delivery of digital advertising, the development and implementation of technology, standards, regulations, policies and practices and changing consumer expectations that adversely affect the Company’s ability to deliver, target or measure the effectiveness of its advertising, including the phase-out of support for third-party cookies and mobile identifiers, as well as platform and browser requirements, news blocking or bias and new privacy regulations, may also negatively impact digital advertising revenues. There can be no assurance that the Company will be able to successfully navigate the evolving digital advertising market or that its digital advertising revenues will be able to offset declines in advertising revenue from traditional media offerings.
The Company’s advertising revenue is also affected generally by national and local economic and business conditions, which tend to be cyclical, as well as election and other news cycles. During fiscal 2025, factors such as trade issues, geopolitical tensions and conflicts and elevated interest rates contributed to continued economic uncertainty, reduced spending by advertisers and lower advertising revenues at certain of the Company’s businesses. Other events outside the Company’s control, including inflationary pressures, recessionary or stagflation concerns, supply chain disruptions, natural disasters, extreme weather, pandemics and other widespread health crises, political and social unrest or acts of terrorism, have had, and may in the future have, a similar impact. Certain sectors of the economy account for a significant portion of the Company’s advertising revenues, including retail, technology and finance. Declines in the economic prospects of these and other advertisers or the economy in general could alter current or prospective advertisers’ spending priorities, which may further reduce the Company’s overall advertising revenue.
Advertising sales are also dependent on the accurate measurement of demand for the Company’s products and services, and any difficulty or failure in doing so, particularly for digital offerings or across multiple platforms, may adversely impact advertising volume and rates or, in the case of inaccuracies, the Company’s reputation and relationships with advertisers.
The Company Has Completed, and May Continue to Engage in, Strategic Transactions, Including Acquisitions, Investments and Divestitures, That Introduce Significant Risks and Uncertainties.
In order to position its business to take advantage of growth opportunities, the Company has completed, and may continue to engage in, strategic transactions, including acquisitions and investments, that involve significant risks and uncertainties. These risks and uncertainties include, among others: (1) the difficulty in integrating newly acquired businesses, operations and systems, such as financial reporting, internal controls, compliance and information technology (including cybersecurity and data protection controls), in an efficient and effective manner, (2) the challenges in achieving strategic objectives, cost savings and other anticipated benefits, (3) the potential loss of key employees, customers, suppliers and partners, (4) with respect to investments, risks associated with the inability to control the operations of the business, (5) the risk of diverting the attention of the Company’s senior management from the Company’s operations, (6) in the case of foreign acquisitions and investments, the impact of specific economic, tax, currency, political, legal and regulatory risks associated with the relevant countries, (7) expenses and liabilities, both known and unknown, associated with the acquired businesses or investments, (8) in some cases, increased regulation and (9) in some cases, lower liquidity as a result of the use of cash or incurrence of debt to fund such acquisition or investment. If any acquired business or investment fails to operate as anticipated or an acquired business cannot be successfully integrated with the Company’s existing businesses, the Company’s business, results of operations, financial condition, brands and reputation could be adversely affected, and the Company may be required to record non-cash impairment charges for the write-down of certain acquired assets and investments. The Company’s ability to continue to make acquisitions or investments depends on the availability of suitable businesses at acceptable prices, receipt of any necessary government or other approvals and whether restrictions are imposed by governmental bodies or regulations, and competition for certain types of acquisitions is significant.
The Company has also divested and may in the future divest certain assets or businesses that no longer fit with its strategic direction or growth targets or for other business reasons such as its recent divestiture of Foxtel. Divestitures require the Company to expend costs and management and operational resources, and the Company may not be able to find buyers on favorable terms or complete any particular transaction. Divestitures involve other significant risks and uncertainties that could adversely affect the Company’s business, results of operations and financial condition, including disruption to its business, loss of key employees, renegotiation or termination of key business relationships and difficulties in separating the operations of the divested business. The Company may have continued financial exposure to divested businesses through continuing equity ownership, retention of certain liabilities related to the divested business, indemnities, guarantees or other post-closing obligations, transition services and deferred payments.
The Company’s Businesses Depend on a Single or Limited Number of Suppliers for Certain Products, Services, Data and Information, and Reductions, Interruptions or Other Issues Affecting Their Supply or a Significant Increase in Price Could Have an Adverse Effect on the Company’s Business, Results of Operations and Financial Condition.
The Company’s businesses depend on a single or limited number of third-party suppliers for certain products, services, data and information. For example, the Company relies on Amazon Web Services to supply cloud-based services used in many of the Company’s business activities and Google to provide workspace and other enterprise services. The Company also obtains significant data and information through contractual arrangements with content suppliers, some of which may be competitors.

From time to time, suppliers seek to change the fees and other terms of supply arrangements and may terminate existing arrangements, in some cases with short notice, to gain a marketplace advantage. Any consolidation among suppliers would further decrease the number of providers and increase their scale and leverage. Issues affecting the Company’s suppliers, including cybersecurity incidents, data center or systems outages, labor shortages, insufficient capacity and supply chain issues, may reduce, interrupt, or delay the supply of, or cause defects or errors in, the products, services, data and information on which the Company’s businesses rely. If any key supplier is unable to meet demand or otherwise fails to perform its obligations in a timely manner, the Company’s relationship with key suppliers deteriorates or any of these suppliers breaches or terminates its agreement with the Company, experiences operating or financial difficulties, significantly increases the amount it charges the Company for necessary products, services, data or information or ceases production or provision of any necessary product, service, data or information, the Company’s business, results of operations and financial condition may be adversely affected. While the Company will seek alternative sources where possible and/or permissible under applicable agreements, it may not be able to secure these sources quickly and cost-effectively or at all, which could impair its ability to timely deliver its products and services or operate its business.
The Company’s Reputation, Credibility and Brands are Key Assets and Competitive Advantages and its Business and Results of Operations May be Affected by How the Company is Perceived.
The Company’s products and services are distributed under some of the world’s most recognizable and respected brands, including The Wall Street Journal and premier news brands in Australia and the U.K., Dow Jones, HarperCollins Publishers, realestate.com.au, Realtor.com® and many others, and the Company believes its success depends on its continued ability to maintain and enhance these brands. The Company’s brands, credibility and reputation could be damaged by incidents that erode consumer and customer trust or a perception that the Company’s products and services, such as its journalism, real estate information, benchmark and pricing services and other data and information, are low quality, unreliable, biased or fail to maintain independence and integrity, including as a result of generative AI tools misattributing incorrect information to the Company. The Company’s brands and reputation may also be impacted by its sustainability and corporate responsibility commitments and disclosures and positions the Company, its businesses or its publications take or do not take on social issues. Changes in reporting methodologies, available data or the Company’s operations or reporting processes and disparate and evolving reporting standards, including regulatory requirements, may impact the Company’s disclosure and progress towards achieving its commitments. Various stakeholders, regulators and lawmakers also have expressed or pursued different, and sometimes conflicting, views, expectations and/or legislation on ESG-related matters, and the Company may not be able to successfully navigate these divergent viewpoints and/or legislation. Significant negative claims or publicity regarding the Company’s products and services, operations, customer service, management, employees, advertisers and other business partners, business decisions, positions on sustainability and corporate responsibility issues and culture may damage its brands or reputation and result in legal liability, even if such claims are untrue. To the extent the Company’s brands, reputation and credibility are damaged, the Company’s ability to attract and retain consumers, customers, advertisers and employees, as well as the Company’s sales, business opportunities and profitability, could be adversely affected, which could in turn have an adverse impact on its business and results of operations.
Any Significant Increase in the Cost to Print and Distribute the Company’s Books and Newspapers or Disruption in the Company’s Supply Chain or Printing and Distribution Channels May Adversely Affect the Company’s Business, Results of Operations and Financial Condition.
Printing and distribution costs, including the cost of paper, are a significant expense for the Company’s book and newspaper publishing units, and the price of paper has historically been volatile. The Company also relies on third-party suppliers for deliveries of paper and on third-party printing and distribution partners to print and distribute its books and newspapers. Factors such as inflationary pressures, labor shortages, higher transportation costs and delays and other supply chain issues, financial pressures, industry trends or economics (including the closure or conversion of newsprint mills and consolidation among suppliers and partners), labor unrest, changes in laws and regulations, such as the E.U.’s Deforestation Regulation, natural disasters, extreme weather (which may occur with increasing frequency and intensity), pandemics and other widespread health crises, tariffs or other changes in trade policy or other circumstances affecting the Company’s paper and other third-party suppliers and print and distribution partners have increased, or could in the future increase, the Company’s printing and distribution costs and lead to disruptions, reduced operations or consolidations within the Company’s printing and distribution supply chains and/or of third-party print sites and/or distribution routes. The Company may not be able to secure alternative providers quickly and cost-effectively, which could disrupt printing and distribution operations or increase the cost of printing and distributing the Company’s books and newspapers. Significant increases in these costs, undersupply or significant disruptions in the supply chain or the Company’s printing and distribution channels have had, and could in the future have, an adverse effect on the Company’s business, results of operations and financial condition.

Developments in AI, Including the Company’s Use of AI, May Expose it to Certain Risks, Which Could Adversely Affect its Business, Reputation or Financial Results.
The Company is incorporating AI into its business, including developing products and services that integrate AI solutions and for internal productivity purposes. The development of AI technologies, including generative AI, is complex and evolving and there are challenges associated with achieving desired levels of accuracy, efficiency and reliability. AI algorithms, models and data may have limitations, including biases, errors or the inability to handle certain data types or scenarios. If the Company’s use of AI in its products and services produces content, information, analyses or recommendations that are alleged to be deficient, inaccurate, biased, harmful, discriminatory or infringing or otherwise problematic, it may negatively impact its brands and reputation and adversely affect its business, and the Company may be subject to legal and regulatory scrutiny and increased litigation. Additionally, if the Company’s products and services that integrate AI solutions fail to operate as anticipated or as well as competing products or services or otherwise do not meet customer needs or if the Company is unable to bring such products or services to market as effectively or with the same speed as its competitors, its competitive position may be harmed and its business and reputation may be adversely impacted. The use of AI tools may implicate intellectual property and data protection laws and regulations and raise cybersecurity, confidentiality and technical risks. Regulation of AI is evolving rapidly, including the recent adoption of AI-focused consumer protection and data privacy laws in certain jurisdictions, and the Company’s use of AI tools will continue to require resources to address regulatory requirements, implement appropriate governance practices and minimize associated risks. The Company’s obligations to comply with the evolving legal and regulatory landscape could limit its ability to incorporate certain AI solutions into its products and services. The use of AI tools may also impact the Company’s relationship with employees and/or result in labor disputes if the tools are viewed as displacing workers. Given that the development, adoption and use of AI technologies, including generative AI, remains in the early stages, it is not possible to predict all of the risks related to the use of AI and the impact they may have on the Company.
The Company’s International Operations Expose it to Additional Risks That Could Adversely Affect its Business, Operating Results and Financial Condition.
A substantial portion of the Company’s revenues are derived outside the U.S., and the Company may continue to expand its international operations. There are risks inherent in doing business internationally and other risks may be heightened, including (1) issues related to staffing and managing international operations, including maintaining the health and safety of its personnel around the world; (2) economic uncertainties and volatility in local markets, including as a result of trade policies, inflationary pressures or a general economic slowdown or recession, and political or social instability; (3) the impact of events in relevant jurisdictions such as geopolitical tensions and conflicts, natural disasters, extreme weather (which may occur with increasing frequency and intensity), pandemics and other widespread health crises and acts of terrorism or war; (4) compliance with foreign laws, regulations and policies and potential adverse changes thereto, including with respect to tax regimes, ownership restrictions, restrictions on repatriation of funds and currency exchange, data privacy, intellectual property, competition, AI, consumer protection and labor and employment, as well as U.S. laws affecting the conduct of business in foreign countries; (5) compliance with the Foreign Corrupt Practices Act, the U.K. Bribery Act and other anti-corruption laws and regulations, trade restrictions and economic sanctions; and (6) regulatory or governmental action against the Company’s products, services and personnel such as censorship or other restrictions on access, barring, detention or expulsion of journalists or other employees and other retaliatory actions, which may increase due to geopolitical tensions and conflicts. Events or developments related to these and other risks associated with the Company’s international operations could result in reputational harm and have an adverse impact on the Company’s business, results of operations, financial condition and prospects. Challenges associated with operating globally may increase as the Company expands into geographic areas that it believes represent the highest growth opportunities.
An Inability to Attract and Retain the Right Talent and Cultivate Their Performance Could Adversely Affect the Company’s Business.
The Company’s businesses depend upon the continued efforts, abilities and expertise of its highly qualified people who possess substantial business, technical and operational knowledge. The market for highly skilled people is competitive, and the Company’s ability to attract, retain and motivate these employees depends on a number of factors such as market conditions, labor constraints, competitive pressures on employee wages and benefits, changes in workplace and workforce dynamics and hiring suitable additions or replacements without significant costs or delays. These risks have been, and may in the future be, exacerbated by actions the Company takes from time to time in order to optimize its businesses. The loss of key employees, the failure to attract, retain and motivate other highly qualified people or higher costs associated with these efforts has the potential to harm the Company’s business, including the ability to execute its business strategy, and negatively impact its results of operations.

The Company is Subject to Payment Processing Risk Which Could Lead to Adverse Effects on the Company’s Business and Results of Operations.
The Company accepts a variety of different payment methods, including credit and debit cards, prepaid cards, ACH payments and online wallets, as payment for the Company’s products and services and to facilitate payments between third-party users of its platforms such as renters and landlords. The Company relies on internal systems and third-party vendors to process payment. Acceptance and processing of these payment methods are subject to certain certifications, rules, regulations and industry standards and require payment of interchange and other fees. To the extent there are increases in payment processing fees, material changes in the payment ecosystem, delays in receiving payments from payment processors, errors in charges, failures to comply with, or changes to, certifications, rules, regulations or industry standards concerning payment processing, loss of payment processing partners and/or disruptions or failures in payment processing systems or payment products, the Company’s ability to accept payments or retain customers could be negatively affected, it may be subject to fines and increased costs and it could suffer reputational harm, all of which may adversely impact its results of operations. The Company and its payment processing partners also experience fraudulent use of payment methods, and these efforts are becoming increasingly sophisticated. If the Company is unable to maintain its fraud and chargeback rates at acceptable levels, card networks may impose fines and additional card authentication requirements or terminate the Company’s ability to process payments. Measures the Company implements to reduce fraud may not be effective and may add friction to the subscription or payment process. The loss of the Company’s ability to process payments via any major payment method would adversely affect its business and results of operations.
The Company is Party to Agreements with Third Parties Relating to Certain of its Businesses That Contain Operational Restrictions and/or Other Rights That May Not be in the Best Interest of the Company.
The Company is party to agreements with third parties relating to certain of its businesses that restrict the Company’s ability to take specified actions and contain other rights that may not be in the best interest of the Company. For example, Move, the Company’s digital real estate services business in the U.S., operates the Realtor.com® website under an agreement with NAR that is perpetual in duration. The agreement contains certain operating requirements and may be terminated by NAR for certain contractually-specified reasons upon expiration of any applicable cure periods. If the operating agreement with NAR is terminated, the NAR License would also terminate, and Move would be required to transfer a copy of the software that operates the Realtor.com® website to NAR and provide NAR with copies of its agreements with advertisers and data content providers. NAR would then be able to operate a Realtor.com® website, either by itself or with another third party.
Labor Disputes May Have an Adverse Effect on the Company’s Business.
In some of the Company’s businesses, it engages the services of employees who are subject to collective bargaining agreements. The Company has experienced, and may in the future experience, labor unrest, including strikes or work slowdowns, in connection with the negotiation of collective bargaining agreements. A significant labor dispute could cause delays in production or other business interruptions and may result in higher costs or other unfavorable terms in connection with new collective bargaining agreements, which could reduce profit margins and have an adverse effect on the Company’s business and reputation, and these risks may be exacerbated by labor constraints and inflationary pressures on employee wages and benefits.
Risks Related to Intellectual Property
Unauthorized Use of the Company’s Content and Other Intellectual Property May Decrease Revenue and Adversely Affect the Company’s Business and Profitability.
The Company’s success depends on its ability to maintain, enforce and monetize the rights in its content and other intellectual property, and unauthorized use of its brands, digital journalism and other content, books and other intellectual property affects their value. Developments in technology, including advancements in AI, the wide availability of higher internet bandwidth and increased computing power, facilitate unauthorized use of the Company’s intellectual property by making it easier to create, access, copy, distribute and exploit unlicensed material on a wide-scale, systematic basis. For example, recent advances and continued rapid development in AI have led to unauthorized exploitation of the Company’s content and other intellectual property, both in the training and grounding of models as well as output produced by generative AI tools. While the Company seeks to limit the threat of unauthorized use through various means, such activities are difficult to monitor and prevent and these efforts are costly and not always successful, particularly as threats emerge and evolve rapidly and infringement efforts become increasingly sophisticated. The proliferation of unauthorized use of the Company’s content undermines lawful distribution channels and reduces the revenue that the Company could receive from the legitimate sale, licensing and distribution of its content. Protection of the Company’s intellectual property rights is dependent on the scope and duration of its rights as defined by applicable laws in the U.S. and abroad and the applicability of any legal defenses and/or exceptions to those laws. If those laws are drafted or interpreted in ways that limit the extent or duration of the Company’s rights or make applicable any legal defenses and/or exceptions, including in relation to unauthorized use of the Company’s content by generative AI developers, or if existing laws are changed or not effectively enforced, the Company’s ability to generate revenue from its intellectual property may decrease, or the cost of obtaining and maintaining rights may increase. Some recent lower court decisions have found that unlicensed use of copyrighted materials for the training of AI models could, under the specific facts and circumstances presented, constitute “fair use” and therefore not a copyright violation. The application of existing laws and regulations to new technologies, including generative AI, continues to be unsettled and is changing rapidly, and laws and regulations may differ from jurisdiction to jurisdiction. Legal developments in these areas and the failure of legal and technological protections to evolve appropriately in response to technological advancements could make it more difficult for the Company to adequately protect and monetize its intellectual property, negatively impact its value and further increase the Company’s enforcement costs.
Failure by the Company to Protect Certain Intellectual Property and Brands, or Infringement Claims by Third Parties, Could Adversely Impact the Company’s Business, Results of Operation and Financial Condition.
The Company’s businesses rely on a combination of trademarks, trade names, copyrights, patents, domain names, trade secrets and other proprietary rights, as well as licenses, confidentiality agreements and other contractual arrangements, to establish, obtain and protect the intellectual property and brand names used in their businesses. The Company believes its proprietary trademarks, trade names, copyrights, patents, domain names, trade secrets and other intellectual property rights are important to its continued success and its competitive position. However, the Company cannot ensure that these intellectual property rights or those of its licensors (including the NAR License) and suppliers will be enforced or upheld if challenged or that these rights will protect the Company against infringement claims by third parties, and effective intellectual property protection may not be available in every country or region in which the Company operates or where its products and services are available. The Company is engaged in litigation to enforce its intellectual property rights and may in the future be required to file additional lawsuits. These and other efforts to protect and enforce the Company’s intellectual property rights are costly, and any failure by the Company or its licensors and suppliers to effectively protect and enforce its or their intellectual property or brands, or any infringement claims by third parties, could adversely impact the Company’s business, results of operations or financial condition. Claims of intellectual property infringement could require the Company to enter into royalty or licensing agreements on unfavorable terms (if such agreements are available at all), require the Company to spend substantial sums to defend against or settle such claims or to satisfy any judgment rendered against it, or cease any further use of the applicable intellectual property, which could in turn require the Company to change its business practices or offerings and limit its ability to compete effectively. Even if the Company believes any such challenges or claims are without merit, they can be time-consuming and costly to defend and divert management’s attention and resources away from its business. In addition, the Company may be contractually required to indemnify other parties against liabilities arising out of any third-party infringement claims.
Risks Related to Information Technology, Cybersecurity and Data Protection
A Breach, Failure, Misuse of or other Incident Involving the Company’s or its Third-Party Providers’ Network and Information Systems or Other Technologies Could Cause a Disruption of Services or Adversely Impact the Confidentiality, Integrity or Availability of Systems, Information or Data, Resulting in Increased Costs, Loss of Revenue, Reputational Damage or Other Harm to the Company’s Business.
Network and information systems and other technologies used by the Company or used or supplied by third-party providers or partners, including those related to content delivery, network management and cloud-based services (collectively, the “Systems”), are critical to the Company’s business activities and contain its proprietary, confidential and sensitive business information, including personal data of its customers and personnel. Events affecting the Systems such as computer compromises, cyber threats and attacks, computer viruses or other destructive or disruptive software, process breakdowns, ransomware and denial of service attacks, malicious social engineering or other malicious activities by individuals (including employees) or state-sponsored or other groups, or any combination of the foregoing, as well as power, telecommunications and internet outages, equipment failure, fire, natural disasters, extreme weather (which may occur with increasing frequency and intensity), terrorist activities, war, human or technological error or malfeasance that may affect such systems, could cause a failure, compromise, breach or interruption of these Systems, adversely impact the confidentiality, integrity or availability of the Systems or information or data maintained in the Systems, disrupt the Company’s services and business, or otherwise negatively impact its business, results of operations and reputation. Unauthorized parties may also fraudulently induce the Company’s employees or other agents to disclose sensitive or confidential information in order to gain access to the Systems or the Company’s or third parties’ facilities or data. In addition, any “bugs,” errors or other defects in, or the improper implementation of, hardware or software applications the Company develops or procures from third parties could unexpectedly disrupt the Company’s network and information systems or other technologies or compromise information security. System resilience and/or redundancy, and the Company’s disaster recovery and business continuity planning, may not be sufficient to address all potential cyber events or other disruptions.
The risks associated with cyberattacks are increasing, particularly as the Company’s digital businesses expand. The number of cyberattacks continues to rise, and such attacks are becoming increasingly more sophisticated, targeted and difficult to detect, mitigate and prevent, particularly with the emergence and maturation of AI capabilities, which has led to new and more effective methods of cyberattacks. A number of factors further heighten cybersecurity risks, such as (1) the high profile nature of the Company’s businesses, (2) geopolitical tensions and conflicts, (3) remote access to Company systems by employees, (4) the increasing number of integrations and network connections with third-party providers and customers and (5) access to Systems, products and services by Company personnel, customers and other third parties using personal devices outside of the Company’s network and apps or tools available on such devices, including AI tools. Acquisitions or other transactions could also expose the Company to cybersecurity risks if there are vulnerabilities present in acquired or integrated entities’ systems and technologies. The Company has experienced, and will continue to be subject to, cybersecurity threats. To date, the Company is not aware of any cybersecurity incidents that have materially affected or are reasonably likely to materially affect the Company. However, there is no assurance that cybersecurity threats or incidents will not have a material adverse effect in the future. Measures that the Company and its third-party providers or partners have developed and implemented to address risks arising from Systems-related events may not always be successful, particularly given that techniques used to access, disable or degrade service, or sabotage Systems have continued to become more sophisticated and change frequently, and some measures may limit the functionality of or otherwise negatively impact the Company’s products, services and systems. Additionally, it is difficult to detect and defend against certain threats and vulnerabilities that can persist over extended periods. Events affecting the Systems could require significant Company resources to remedy. The development and maintenance of these measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. While the Company maintains cyber risk insurance, this insurance may not be sufficient to cover, or extend to, all costs or damage relating to any cybersecurity incident, and the Company cannot be certain that its current coverage will continue to be available on economically reasonable terms.
A significant failure, compromise, breach, interruption of or other incident affecting the Systems could adversely impact the confidentiality, integrity or availability of the Systems or information or data maintained in the Systems and result in a disruption of the Company’s operations, including degradation or disruption of service, equipment damage, customer, audience or advertiser dissatisfaction, damage to its reputation or brands, regulatory investigations and enforcement actions, lawsuits, fines, penalties and other payments, response, recovery and remediation costs, a loss of or inability to attract new customers, audience, advertisers or business partners or loss of revenues and other financial losses. Any such event that results in loss, improper access to or disclosure of information maintained in the Systems, including financial, personal and credit card data, as well as confidential and proprietary information relating to personnel, customers, vendors and the Company’s business, including its intellectual property, could subject the Company to liability under relevant contractual obligations and laws and regulations protecting personal data and privacy, as well as private individual or class action lawsuits or regulatory enforcement actions. The Company may also be required to notify certain governmental agencies and/or regulators and affected individuals about any actual or perceived data security breach within strict time periods and at significant cost. Media or other reports of actual or perceived security vulnerabilities in any Systems could also adversely impact the Company’s brand and reputation and materially affect its business, results of operations and financial condition.
Failure to Comply with Complex and Evolving Laws and Regulations, Industry Standards and Contractual Obligations Regarding Privacy, Data Use and Data Protection Could Have an Adverse Effect on the Company’s Business, Financial Condition and Results of Operations.
In the course of its business, the Company collects, stores, uses and transmits personal data from consumers, customers, employees and other sources. Certain of the Company’s information services businesses also use content that includes personal data from public and government records, other publicly available information and media. As a result, the Company and its activities are subject to various and increasing laws and regulations in the U.S. and internationally governing the collection, use, sharing and transfer, storage and retention of personal data, as well as multiple emerging laws and regulations pertaining to data security, which have implications for a number of its business practices. Examples include the E.U.’s GDPR and the UK GDPR, each of which expands the regulation of personal data processing throughout the E.U. and the U.K., respectively, and significantly increases maximum penalties for non-compliance, as well as a number of U.S. federal and state data privacy laws. Recently enacted state data privacy laws, in particular, establish certain transparency rules, put greater restrictions on the collection, use and disclosure of personal information of their respective state residents and provide such residents with certain rights regarding their personal information. See “Governmental Regulation—Data Privacy and Security Regulation” for more information. These laws and regulations are increasingly complex and continue to evolve, and substantial uncertainty surrounds their scope and application. Moreover, data privacy and security laws may conflict from jurisdiction to jurisdiction. Complying with these laws and regulations is costly and resource-intensive and, from time to time, requires the Company to change its business practices or limit or restrict aspects of its business in a manner adverse to its operations, including by restricting the collection and/or disclosure of information that enables it to target and measure the effectiveness of advertising. The Company’s failure to comply, even if inadvertent or in good faith, or as a result of a compromise, breach or interruption of the Company’s systems by a third party, could result in exposure to enforcement by U.S. federal, state or local or foreign governments or private parties, notification and remediation costs, loss of customers, as well as significant negative publicity and reputational damage, especially as regulators are increasingly focused on consumer privacy, particularly in connection with services directed to children, targeted advertising and consent practices. The Company may also be subject to liability under relevant contractual obligations and has expended, and may in the future expend, resources to defend, remedy or address any claims.
Risks Related to Financial Results and Position
The Indebtedness of the Company and/or Certain of its Subsidiaries May Affect Their Ability to Operate Their Businesses, and May Have a Material Adverse Effect on the Company’s Financial Condition and Results of Operations. The Company and its Subsidiaries May be Able to Incur Substantially More Debt, Which Could Further Exacerbate the Risks Described Herein.
As of June 30, 2025, News Corp had $2.0 billion of total outstanding indebtedness, and it and its non-wholly owned subsidiary REA Group (together with News Corp, the “Debtors”) had approximately $1.0 billion of undrawn commitments, in the aggregate. The indebtedness of the Debtors and the terms of their financing arrangements could: (1) limit their ability to obtain additional financing in the future; (2) make it more difficult for them to satisfy their obligations under the terms of their financing arrangements, including the provisions of any relevant debt instruments, credit agreements, indentures and similar or associated documents (collectively, the “Debt Documents”); (3) limit their ability to refinance their indebtedness on terms acceptable to them or at all; (4) limit their flexibility to plan for and adjust to changing business and market conditions in the industries in which they operate and increase their vulnerability to general adverse economic and industry conditions; (5) require them to dedicate a substantial portion of their cash flow to make interest and principal payments on their debt, thereby limiting the availability of their cash flow to fund future investments, capital expenditures, working capital, business activities, acquisitions and other general corporate requirements; (6) subject them to higher levels of indebtedness than their competitors, which may cause a competitive disadvantage and may reduce their flexibility in responding to increased competition; and (7) in the case of the Company’s fixed rate indebtedness, which includes prepayment penalties, diminish the Company’s ability to benefit from any future decrease in interest rates.
The ability of the Debtors to satisfy their debt service obligations (including any repurchase obligations upon a change in control) and to fund other cash needs will depend on the Debtors’ future performance and other factors such as changes in interest rates affecting the Debtors’ variable rate indebtedness. Although the Company has hedged its interest rate exposure, there can be no assurance that it will be able to continue to do so at a reasonable cost or at all, or that there will not be a default by any of the counterparties. If the Debtors do not generate enough cash to pay their debt service obligations and fund their other cash requirements, they may be required to restructure or refinance all or part of their existing debt, sell assets, borrow more money or raise additional equity, any or all of which may not be available on reasonable terms or at all. The Company and its subsidiaries may also be able to incur substantial additional indebtedness in the future, which could exacerbate the effects described above and elsewhere in this “Item 1A. Risk Factors.”
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

The Company is Exposed to Fluctuations in Foreign Currency Exchange Rates.
The Company is exposed to fluctuations in foreign currency exchange rates because it has significant operations in a number of foreign jurisdictions and certain of its operations are conducted in currencies other than the Company’s reporting currency, primarily the Australian dollar and the British pound sterling. Because the Company’s financial statements are denominated in U.S. dollars, changes in foreign currency exchange rates between the U.S. dollar and other currencies have had, and will continue to have, a currency translation impact on the Company’s earnings when the results of those operations that are reported in foreign currencies are translated into U.S. dollars for inclusion in the Company’s financial statements, which could, in turn, have an adverse effect on its reported results of operations in a given period or in specific markets. The Company is also exposed to foreign currency exchange rate fluctuations with respect to cash and cash equivalents held in currencies other than the U.S. dollar. The Company’s policy is to evaluate hedging against the risk of foreign currency exchange rate movements with respect to this exposure to reduce volatility and enhance predictability where commercially reasonable. However, there can be no assurance that it will be able to continue to do so at a reasonable cost or at all, or that there will not be a default by any of the counterparties to those arrangements.
The Company Could Suffer Losses Due to Asset Impairment and Restructuring Charges.
As a result of changes in the Company’s industry and market conditions, the Company has recognized, and may in the future recognize, impairment charges for write-downs of goodwill, intangible assets, investments and other long-lived assets, as well as restructuring charges relating to the reorganization of its businesses, which negatively impact the Company’s results of operations and, in the case of cash restructuring charges, its financial condition. See Notes 5, 6, 7 and 8 in the accompanying Consolidated Financial Statements for more information. For instance, any significant shortfall, now or in the future, in subscribers, advertising revenue and/or consumer acceptance of its products could lead to a downward revision in the fair value of certain reporting units. Any downward revisions in the fair value of a reporting unit, indefinite-lived intangible assets, investments or other long-lived assets could result in impairments for which non-cash charges would be required, and any such charge could be material to the Company’s reported results of operations. The Company may also incur restructuring charges to realign its resources in response to significant shortfalls in revenue or other adverse trends. Any impairments and restructuring charges may also negatively impact the Company’s taxes, including its ability to realize its deferred tax assets and deduct certain interest costs.
The Company Could Be Subject to Significant Additional Tax Liabilities, Which Could Adversely Affect its Operating Results and Financial Condition.
As a U.S.-based multinational business, the Company is subject to taxation in U.S. and numerous non-U.S. jurisdictions, including Australia and the U.K. The Company’s effective tax rate is impacted by the tax laws, regulations, practices and interpretations in the jurisdictions in which it operates and may fluctuate significantly from period to period depending on, among other things, the geographic mix of the Company’s profits and losses, changes in tax laws and regulations or their application and interpretation, the outcome of tax audits and changes in valuation allowances associated with the Company’s deferred tax assets. Changes to enacted tax laws could have an adverse impact on the Company’s future tax rate and increase its tax provision. The Company may be required to record additional valuation allowances if, among other things, changes in tax laws or adverse economic conditions negatively impact the Company’s ability to realize its deferred tax assets. Evaluating and estimating the Company’s tax provision, current and deferred tax assets and liabilities and other tax accruals requires significant management judgment, and there are often transactions for which the ultimate tax determination is uncertain.
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
Various aspects of the Company’s activities are subject to regulation in numerous jurisdictions around the world, and the introduction of new laws and regulations in countries where the Company’s products and services are produced or distributed, and changes in existing laws and regulations in those countries or the interpretation or enforcement thereof, have increased its compliance risk and could have a negative impact on its interests. Benchmarks provided by the Company’s Dow Jones Energy business may be subject to regulatory frameworks in the E.U. and other jurisdictions. See “Governmental Regulation—Benchmark Regulation” for more information. The Company and its newspaper publishing businesses in the U.K. are subject to regulation and oversight as a result of the implementation of recommendations of the Leveson inquiry into the U.K. press and new legislation restricting foreign investment in U.K. newspapers. Additionally, the Company’s radio stations in the U.K. and Ireland and Talk are subject to governmental regulation by Ofcom. See “Governmental Regulation—U.K. Press-Related Regulation” and “—U.K. Radio Broadcasting and On-Demand Services Regulation,” respectively, for more information. A number of new laws and regulations, reporting requirements and policies relating to ESG matters have been adopted in the U.S. and internationally. Laws and regulations governing new or evolving technologies, including generative AI, are also developing and remain unsettled, and legal and regulatory developments in this area could impact the Company’s business. See “The Company’s Use of AI may Expose it to Certain Risks, Which Could Adversely Affect its Business, Reputation or Financial Results.” Laws and regulations may vary between local, state, federal and international jurisdictions and sometimes conflict, and the interpretation and enforcement of those laws and regulations may be inconsistent and unpredictable. For example, there has been an increase in proposed or enacted “anti-ESG” or “anti-DEI” legislation, regulation, policies, enforcement priorities and directives in some jurisdictions that conflict with ESG-related requirements in other jurisdictions. Many of these laws and regulations, particularly those relating to new or evolving technologies, such as generative AI, pricing algorithms or ESG matters, are complex, technical and changing rapidly. The Company may incur substantial costs or be required to modify its business practices, implement new reporting processes and devote substantial management attention in order to comply with applicable laws and regulations and could incur substantial penalties or other liabilities and reputational damage in the event of any failure to comply, including as a result of conflicting requirements.
Adverse Results from Litigation or Other Proceedings Could Impact the Company’s Business Practices and Operating Results.
From time to time, the Company is party to litigation, as well as to regulatory and other proceedings with governmental authorities and administrative agencies, including with respect to antitrust, tax, data privacy and security, intellectual property, employment, alleged defamation or libel, consumer protection and other matters. See Note 16 in the accompanying Consolidated Financial Statements for a discussion of certain matters. The outcome of these matters and other litigation and proceedings is subject to significant uncertainty, and it is possible that an adverse resolution of one or more such proceedings could result in reputational harm and/or significant monetary damages, injunctive relief, behavioral remedies or changes, consent decrees or settlement costs that could adversely affect the Company’s results of operations or financial condition as well as the Company’s ability to conduct its business as it is presently being conducted. In addition, regardless of merit or outcome, such proceedings can have an adverse impact on the Company as a result of legal costs, diversion of management and other personnel and other factors. While the Company maintains insurance for certain potential liabilities, such insurance does not cover all types and amounts of potential liabilities and is subject to various exclusions as well as caps on amounts recoverable. Even if the Company believes a claim is covered by insurance, insurers may dispute its entitlement to recovery for a variety of potential reasons, which may affect the timing and, if they prevail, the amount of the Company’s recovery.
Risks Related to the Company’s Common Stock
The Market Price of the Company’s Stock May Fluctuate Significantly.
The Company cannot predict the prices at which its common stock may trade. The market price of the Company’s common stock may fluctuate significantly, depending upon many factors, some of which may be beyond its control, including: (1) the Company’s quarterly or annual earnings, or those of other companies in its industry; (2) actual or anticipated fluctuations in the Company’s operating results; (3) success or failure of the Company’s business strategy; (4) the Company’s ability to obtain financing as needed; (5) changes in accounting standards, policies, guidance, interpretations or principles; (6) changes in laws and regulations affecting the Company’s business or interpretations thereof; (7) announcements by the Company or its competitors of significant new business developments or the addition or loss of significant customers; (8) announcements by the Company or its competitors of significant acquisitions or dispositions; (9) changes in earnings estimates by securities analysts or the Company’s ability to meet its earnings guidance, if any; (10) the operating and stock price performance of other comparable companies; (11) investor perception of the Company and the industries in which it operates; (12) results from material litigation or governmental investigations; (13) changes in capital gains taxes and taxes on dividends affecting stockholders; (14) overall market fluctuations, general economic conditions, such as inflationary pressures or a general economic slowdown or recession, the imposition of tariffs or other changes in trade policy and other external factors, including pandemics, geopolitical tensions or conflicts, war and terrorism; and (15) changes in the amounts and frequency of dividends or stock repurchases, if any.

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
The Company’s Restated Certificate of Incorporation and Amended and Restated By-laws contain certain anti-takeover provisions that may make more difficult or expensive a tender offer, change in control or takeover attempt that is opposed by the Company’s Board of Directors or certain stockholders holding a significant percentage of the voting power of the Company’s outstanding voting stock. In particular, the Company’s Restated Certificate of Incorporation and Amended and Restated By-laws provide for, among other things:
•a dual class common equity capital structure, in which holders of Class A Common Stock can vote only in specific, limited circumstances;
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
In addition, as a result of his ability to appoint certain members of the board of directors of the corporate trustee of the Murdoch Family Trust (“MFT”), which beneficially owns less than one percent of the Company’s outstanding Class A Common Stock and approximately 40.6% of the Company’s Class B Common Stock as of June 30, 2025, K. Rupert Murdoch may be deemed to be a beneficial owner of the shares beneficially owned by the MFT. K. Rupert Murdoch, however, disclaims any beneficial ownership of these shares. Also, K. Rupert Murdoch beneficially owns or may be deemed to beneficially own an additional less than one percent of the Company’s Class B Common Stock as of June 30, 2025. Thus, K. Rupert Murdoch may be deemed to beneficially own in the aggregate less than one percent of the Company’s Class A Common Stock and approximately 41.2% of the Company’s Class B Common Stock as of June 30, 2025. This concentration of voting power could discourage third parties from making proposals involving an acquisition of the Company. Additionally, the ownership concentration of Class B Common Stock by the MFT increases the likelihood that proposals submitted for stockholder approval that are supported by the MFT will be adopted and proposals that are not supported by the MFT will not be adopted, whether or not such proposals to stockholders are also supported by the other holders of Class B Common Stock.
The Company’s Board of Directors has authorized two $1 billion stock repurchase programs for the Company’s Class A and Class B Common Stock, which have increased and could in the future further increase the percentage of Class B Common Stock held by the MFT. The Company has entered into a stockholders agreement with the MFT pursuant to which the Company and the MFT have agreed not to take actions that would result in the MFT and Murdoch family members collectively owning more than 44% of the outstanding voting power of the shares of Class B Common Stock or would increase the MFT’s voting power by more than 1.75% in any rolling 12-month period. The MFT would forfeit votes to the extent necessary to ensure that the MFT and the Murdoch family collectively do not exceed 44% of the outstanding voting power of the shares of Class B Common Stock, except where a Murdoch family member votes their own shares differently from the MFT on any matter.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.
ITEM 1C. CYBERSECURITY
Risk Management and Strategy
As a high-profile global media and information services company with a wide array of digital products and services, the Company is subject to risks associated with cybersecurity threats. The Company has developed and implemented a cybersecurity program designed to manage these threats, including the assessment, identification and management of cybersecurity risks, and related protection, response, mitigation and recovery efforts. The program is overseen and monitored by a dedicated internal global cybersecurity organization, led by the Company’s Chief Information Security Officer (“CISO”), who reports directly to the Company’s Chief Technology Officer (“CTO”), and supported by designated business information security officers at the Company’s business units. The Company’s cybersecurity program is informed in part by the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework and leverages a defense-in-depth approach to managing cybersecurity risk. The governance, principles and framework for the program are set forth in the Company’s Global Cybersecurity Governance Principles Framework and are complemented by a set of global cybersecurity policies designed to promote secure cyber and data practices among Company personnel. The Company reinforces a culture of secure behavior through annual cybersecurity and privacy awareness trainings, quarterly phishing exercises and regular delivery of other security awareness content via an online training system, steering committees, newsletters, departmental meetings and periodic campaigns, as well as specialized secure development training for product development teams. In addition, the Company employs various technical measures and processes to address the cybersecurity threats it faces, which may include reporting, monitoring and alert tools, identity and access management, multi-factor authentication, encryption, endpoint detection and response, email, application and cloud security tools, vulnerability scanning tools, threat intelligence monitoring and application resilience measures, as well as threat modeling, architecture design reviews and code reviews performed by its product security team.
The Company maintains a cybersecurity incident response policy and plan, which in conjunction with the above measures, are designed to facilitate detection, analysis, containment, remediation and recovery from cybersecurity incidents and set forth processes to manage, escalate and, as appropriate, report such incidents based on their potential impact to the Company. The Company also undertakes disaster recovery and business continuity planning and maintains certain system redundancies to limit the impact of cybersecurity incidents and other disruptions, but there can be no assurance that these efforts will be successful. The Company conducts periodic testing and assessments of its cybersecurity program, both through internal security personnel and third-party firms. The Company engages consultants and other independent third parties to periodically perform internal and external penetration testing, security audits, incident response readiness exercises and assessments of the Company’s cybersecurity risk management practices, including an evaluation of the Company’s cybersecurity program based on the NIST Cybersecurity Framework approximately every two years. The Company may also consult with external legal counsel, third-party experts and other advisors in connection with incident response and recovery efforts and forensic investigations.

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
Governance
News Corp’s Board of Directors oversees the Company’s processes for identifying, assessing and managing significant risks facing the Company, and each of the Board’s standing committees assists the Board within the areas delegated to that committee. The Board of Directors has delegated to the Audit Committee primary responsibility for overseeing risks related to cybersecurity, including reviewing with management the Company’s major cyber-related risk exposures and the steps that have been taken to monitor and control such exposures. The Audit Committee generally receives reports at least quarterly from the CTO and CISO on the Company’s cybersecurity program covering various topics, including incident reporting, a review of the global cyber risk-map, updates on the cybersecurity program and initiatives, employee training, technology solutions and other practices designed to minimize the risks associated with cybersecurity threats, and updates the Board of Directors as appropriate.
Management is responsible for identifying, assessing and managing material cybersecurity risks on a day-to-day basis. The Company’s Global Cybersecurity Steering Committee, comprised of the CTO, CISO and representatives from internal audit, legal, finance, privacy and human resources, is responsible for overseeing the Company’s cybersecurity controls and generally meets on a quarterly basis. The Company’s global cybersecurity organization, led by the CISO, is responsible for developing and implementing cybersecurity policies and procedures and identifying potential risks across the Company and works closely with dedicated cybersecurity personnel at the Company’s business units. The Company’s CTO assumed his position in June 2025 after serving in various leadership and technology roles at the Company’s subsidiary News Corp Australia since 2012, including as CTO from 2020. He has extensive experience in information technology infrastructure and risk management, digital media and the management of digital networks. The Company’s CISO has been in his position since December 2024 after serving in various leadership and information security roles at the Company since 2021. He has over two decades of industry experience in cybersecurity, information governance and risk management at large media and technology companies. As part of the Company’s cybersecurity program, described above, the CISO is informed about and monitors the Company’s prevention, detection, response, mitigation and remediation efforts related to cybersecurity threats through regular communication and reporting from the Company’s cybersecurity team. The CISO works closely with representatives from the Company’s legal group, including to oversee compliance with legal, regulatory and contractual security requirements. The CISO provides regular updates to the CTO and the Global Cybersecurity Steering Committee and to other members of executive management, as appropriate. The Company’s reporting framework also includes its incident response policy and plan and other policies and processes which set forth specific procedures for internal and external reporting in the event of a cybersecurity incident, including notification to the Audit Committee or the Board of Directors, as appropriate.

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
(b)The newspaper production and printing facilities for its U.K. newspapers, which consist of:
1.The leased office space at each of Fleet House, Peterborough, England; Dublin, Ireland; and Glasgow City Centre, Scotland; and
2.The freehold interests in each of a publishing and printing facility in Broxbourne, England and printing facilities in Knowsley, England and North Lanarkshire, Scotland1; and
(c)The leased warehouse and office facilities of HarperCollins Publishers Limited in Glasgow, Scotland.
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
(b)The leased corporate offices of REA Group in Melbourne, Australia; and
(c)The leased office space of Dow Jones in Hong Kong.
ITEM 3. LEGAL PROCEEDINGS
See Note 16—Commitments and Contingencies in the accompanying Consolidated Financial Statements.
1 News UK leases these publishing and printing facilities to its joint venture with DMG Media but retains its freehold interests.

ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
News Corporation’s Class A Common Stock and Class B Common Stock are listed and traded on The Nasdaq Global Select Market (“Nasdaq”), its principal market, under the symbols “NWSA” and “NWS,” respectively. CHESS Depositary Interests (“CDIs”) representing the Company’s Class A Common Stock and Class B Common Stock are listed and traded on the Australian Securities Exchange (“ASX”) under the symbols “NWSLV” and “NWS,” respectively. As of August 1, 2025, there were approximately 12,700 holders of record of shares of Class A Common Stock and 300 holders of record of shares of Class B Common Stock.
Dividends
For information regarding dividends, see Note 12—Stockholders' Equity in the accompanying Consolidated Financial Statements.
Issuer Purchases of Equity Securities
On September 22, 2021, the Company announced a stock repurchase program authorizing the Company to purchase up to $1 billion in the aggregate of the Company’s outstanding Class A Common Stock and Class B Common Stock (the “2021 Repurchase Program”). The remaining authorized amount under the 2021 Repurchase Program as of June 30, 2025 was approximately $310 million.
Stock repurchases under the 2021 Repurchase Program commenced on November 9, 2021. The following table summarizes the shares repurchased and subsequently retired and the related consideration paid during the fiscal years ended June 30, 2025, 2024 and 2023:

	For the fiscal years ended June 30,
	2025		2024		2023
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions)
Class A Common Stock	3.5	$97	3.4	$79	9.5	$159
Class B Common Stock	1.8	53	1.6	38	4.7	81
Total	5.3	$150	5.0	$117	14.2	$240
The following table details the Company’s monthly share repurchases during the three months ended June 30, 2025:

	Total Number of Shares Purchased - Class A(a)	Total Number of Shares Purchased - Class B(a)	Average Price Paid Per Share - Class A(b)	Average Price Paid Per Share - Class B(b)	Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Program(b)
	(in millions, except per share amounts)
March 31, 2025 - April 27, 2025	0.3	0.2	$25.93	$29.75	0.5	$334
April 28, 2025 - June 1, 2025	0.3	0.2	$27.90	$32.34	0.5	$320
June 2, 2025 - June 29, 2025	0.2	0.1	$28.22	$32.43	0.3	$310
Total	0.8	0.5	$27.35	$31.52	1.3
(a)The Company has not made any repurchases of Common Stock other than in connection with the publicly announced 2021 Repurchase Program described above.
(b)Amounts exclude taxes, fees, commissions or other costs associated with the repurchases.

On July 15, 2025, the Company announced a new stock repurchase program authorizing the Company to purchase up to $1 billion in the aggregate of the Company’s outstanding Class A Common Stock and Class B Common Stock (the “2025 Repurchase Program” and, together with the 2021 Repurchase Program, the “Stock Repurchase Programs”), which is in addition to the remaining authorized amount under the 2021 Repurchase Program.

The manner, timing, number and share price of any repurchases under the Stock Repurchase Programs will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market conditions, applicable securities laws, alternative investment opportunities and other factors. The Stock Repurchase Programs have no time limit and may be modified, suspended or discontinued at any time.
ITEM 6.    [RESERVED]
Not applicable.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This discussion and analysis contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements that are not statements of historical fact are forward-looking statements. The words “expect,” “will,” “estimate,” “anticipate,” “predict,” “believe,” “should” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this discussion and analysis and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s business, financial condition or results of operations, the Company’s strategy and strategic initiatives, including the sale of Foxtel and other potential acquisitions, investments and dispositions, the Company’s cost savings initiatives and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth under the heading “Risk Factors” in Item 1A of this Annual Report on Form 10-K (the “Annual Report”). The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by the Company with the Securities and Exchange Commission (the “SEC”). This section should be read together with the Consolidated Financial Statements of News Corporation and related notes set forth elsewhere in this Annual Report.
The following discussion and analysis omits discussion of fiscal 2023. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” within Exhibit 99.1 of the Company’s 8-K filed on May 13, 2025 for a discussion of fiscal 2023.
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
Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:
•Overview of the Company’s Businesses—This section provides a general description of the Company’s businesses, as well as developments that occurred during the fiscal years ended June 30, 2025 and 2024 and through the date of this filing that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.
•Results of Operations—This section provides an analysis of the Company’s results of operations for the fiscal years ended June 30, 2025 and 2024. This analysis is presented on both a consolidated basis and a segment basis. Supplemental revenue information is also included for reporting units within certain segments and is presented on a gross basis, before eliminations in consolidation. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed. The Company maintains a 52-53 week fiscal year ending on the Sunday closest to June 30 in each year. Fiscal 2025 and 2024 each included 52 weeks.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the fiscal years ended June 30, 2025 and 2024, as well as a discussion of the Company’s financial arrangements and outstanding commitments, both firm and contingent, that existed as of June 30, 2025.

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
OVERVIEW OF THE COMPANY’S BUSINESSES
The Company manages and reports its businesses in the following five segments:
•Dow Jones—The Dow Jones segment consists of Dow Jones, a global provider of news and business information whose products target individual consumers and enterprise customers and are distributed through a variety of media channels including websites, mobile apps, newspapers, newswires, newsletters, magazines, proprietary databases, live journalism, video and podcasts. Dow Jones’s consumer products include premier brands such as The Wall Street Journal, Barron’s, MarketWatch and Investor’s Business Daily. Dow Jones’s professional information products, which target enterprise customers, include Dow Jones Risk & Compliance, a leading provider of data and other solutions to help customers identify and manage regulatory, corporate, geopolitical, security and reputational risk with tools focused on financial crime, sanctions, trade and other risks and compliance requirements, Dow Jones Energy, a leading provider of pricing data, news, insights, analysis and other information for energy commodities and key base chemicals, Factiva, a leading provider of global business content, and Dow Jones Newswires, which distributes real-time business news, information and analysis to financial professionals and investors.
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
Move is a leading provider of digital real estate services in the U.S. and primarily operates Realtor.com®, a premier real estate information, advertising and services platform. Move offers real estate advertising solutions to agents and brokers, including its RealPRO SelectSM (formerly Market VIPSM), ConnectionsSM Plus and Listing Toolkit products as well as its referral-based services, ReadyConnect ConciergeSM and RealChoiceTM Selling. Move also offers online tools and services to do-it-yourself landlords and tenants.
•Book Publishing—The Book Publishing segment consists of HarperCollins, the second largest consumer book publisher in the world, with operations in 15 countries and particular strengths in general fiction, nonfiction, children’s and religious publishing. HarperCollins owns more than 120 branded publishing imprints, including Harper, William Morrow, Mariner, HarperCollins Children’s Books, Avon, Harlequin and Christian publishers Zondervan and Thomas Nelson, and publishes works by well-known authors such as Harper Lee, George Orwell, Agatha Christie and Zora Neale Hurston, as well as global author brands including J.R.R. Tolkien, C.S. Lewis, Daniel Silva, Karin Slaughter and Dr. Martin Luther King, Jr. It is home to many beloved children’s books and series and a significant Christian publishing business.
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

Dow Jones
The Dow Jones segment’s products target individual consumers and enterprise customers. Revenue from the Dow Jones segment’s consumer business is derived primarily from circulation, which includes subscription and single-copy sales of its digital and print consumer products, the sale of digital and print advertising, licensing fees for its print and digital consumer content and participation fees for its live journalism events. Circulation revenues are dependent on the content of the Dow Jones segment’s consumer products, prices of its and/or competitors’ products, the usefulness and popularity of its digital products, as well as promotional activities and news cycles. Advertising revenue is dependent on a number of factors, including demand for the Dow Jones segment’s consumer products, general economic and business conditions, demographics of the customer base, advertising rates and effectiveness and brand strength and reputation. Advertising revenues are also subject to seasonality, with revenues typically highest in the Company’s second fiscal quarter due to the end-of-year holiday season. In addition, the consumer print business faces challenges from alternative media formats and shifting consumer preferences, which have adversely affected, and are expected to continue to adversely affect, both print circulation and advertising revenues. Advertising, in particular, has been impacted by the shift in spending from print to digital, which has increased advertising choices and formats, resulting in audience fragmentation and increased competition. Technologies, standards, regulations, policies and practices have also been and will continue to be developed and implemented that make it more difficult to target and measure the effectiveness of digital advertising, which may impact rates or revenues. As a multi-platform news provider, the Dow Jones segment seeks to maximize revenues from a variety of media formats and platforms, including leveraging its content through licensing arrangements with third-party platforms, developing new advertising models and growing its live journalism events business, and continues to invest in its digital and other products, which represent an increasingly larger share of revenues at its consumer business. Mobile devices and apps and other technologies provide continued opportunities for the Dow Jones segment to make its content available to a new audience of readers, introduce new or different pricing schemes and develop its products to continue to attract advertisers and/or affect the relationship between content providers and consumers. Unauthorized use, including in the digital environment and as a result of recent advances in artificial intelligence (“AI”), particularly generative AI, presents a threat to revenues from products and services based on intellectual property. Additionally, the application of existing laws and regulations to new technologies, including generative AI, continues to be unsettled and is changing rapidly, and laws and regulations may differ from jurisdiction to jurisdiction.
The Dow Jones segment’s consumer products compete for consumers, audience and advertising with other local and national newspapers, web and app-based media, news aggregators, customized news feeds, search engines, blogs, magazines, investment tools, social media sources, podcasts and event producers, as well as other media such as television, radio stations and outdoor displays. As a result of rapidly changing and evolving technologies (including developments in AI, particularly generative AI), distribution platforms and business models, and corresponding changes in consumer behavior, the consumer business continues to face increasing competition for both circulation and advertising revenue, including from a variety of alternative news and information sources, programmatic advertising buying channels and AI aggregators and other emerging technology platforms.
Operating expenses for the consumer business include costs related to paper, production, distribution, third-party printing, editorial and commissions. Selling, general and administrative expenses include promotional expenses, salaries, employee benefits, rent and other routine overhead. The costs associated with printing and distributing newspapers, including paper prices and delivery costs, are key operating expenses whose fluctuations can have a material effect on the results of the Dow Jones segment’s consumer business. The consumer business is affected by the cyclical changes in the price of paper and other factors that may affect paper prices, including, among other things, inflation, supply chain disruptions, industry trends or economics and tariffs or other trade restrictions. In addition, the Dow Jones segment relies on third parties for much of the printing and distribution of its print products. The shift from print to digital and changing labor markets present challenges to the financial and operational stability of these third parties which could, in turn, impact the availability, or increase the cost, of third-party printing and distribution services for the Company’s newspapers.
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

The Dow Jones segment’s professional information products compete with various information service providers, compliance data providers, global financial newswires and energy and commodities pricing and data providers, including Reuters News, RELX (including LexisNexis and ICIS), Refinitiv, S&P Global, DTN and Argus Media, as well as many other providers of news, information and compliance data. The professional information business also faces increasing competition from a variety of AI-powered platforms and services.
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
Book Publishing
The Book Publishing segment derives revenues from the sale and licensing of general fiction, nonfiction, children’s and religious books in the U.S. and internationally. The revenues and operating results of the Book Publishing segment are significantly affected by the timing of releases and the number of its books in the marketplace. The book publishing marketplace is subject to increased periods of demand during the end-of-year holiday season in its main operating geographies. This marketplace is highly competitive and continues to change due to technological developments, including additional digital platforms and distribution channels such as streaming audiobooks, and other factors. Each book is a separate and distinct product and its financial success depends upon many factors, including public acceptance.
Major new title releases represent a significant portion of the Book Publishing segment’s sales throughout the fiscal year. Print-based consumer books are generally sold on a fully returnable basis, resulting in the return of unsold books. In the domestic and international markets, the Book Publishing segment is subject to global trends and local economic conditions. Recent economic uncertainty and lower consumer confidence have contributed to softer consumer spending within the U.S. book publishing industry, which may continue in the near term. Operating expenses for the Book Publishing segment include costs related to paper, printing, freight, authors’ royalties, editorial, promotional, art and design expenses. Selling, general and administrative expenses include salaries, employee benefits, rent and other routine overhead costs.
News Media
Revenue at the News Media segment is derived primarily from circulation and subscriptions, the sale of advertising and licensing fees. Circulation and subscription revenues can be greatly affected by changes in the prices of the Company’s and/or competitors’ products, as well as by promotional activities and news cycles. Adverse changes in general market conditions for advertising have affected, and may continue to affect, revenues. Advertising revenues at the News Media segment are also subject to seasonality, with revenues typically being highest in the Company’s second fiscal quarter due to the end-of-year holiday season in its main operating geographies.
Operating expenses include costs related to paper, production, distribution, editorial, commissions, technology and radio sports rights. Selling, general and administrative expenses include promotional expenses, salaries, employee benefits, rent and other routine overhead. The cost of paper is a key operating expense whose fluctuations can have a material effect on the results of the segment. The News Media segment’s expenses are affected by the cyclical changes in the price of paper and other factors that may affect paper prices, including, among other things, inflation, supply chain disruptions, industry trends or economics (including the closure or conversion of newsprint mills and consolidation among suppliers) and tariffs or other trade restrictions.

The News Media segment’s products compete for readership, audience and advertising with local and national competitors and also compete with other media alternatives in their respective markets. Competition for circulation and subscriptions is based on the content of the products provided, pricing and, from time to time, various promotions. The success of these products also depends upon advertisers’ judgments as to the most effective use of their advertising budgets. Competition for advertising is based upon product reach and engagement, advertising rates, advertiser results, availability of alternative media and quality of consumer demographics. Large digital platforms command a substantial share of the digital advertising market and are also responsible for a significant amount of traffic to the News Media segment’s digital properties, which drives advertiser spending. Visibility on these platforms depends on algorithms that are outside the Company’s control and change frequently, and recent changes have adversely affected traffic to some of the digital properties in the News Media segment, particularly in the U.K. As a result of rapidly changing and evolving technologies (including developments in AI, particularly generative AI), distribution platforms and business models, and corresponding changes in consumer behavior, the News Media segment continues to face increasing competition for both circulation and advertising revenue. Advertising, in particular, has been impacted by the shift in spending from print to digital, which has increased advertising choices and formats, resulting in audience fragmentation and increased competition. Technologies, standards, regulations, policies and practices have been and will continue to be developed and implemented that make it more difficult to target and measure the effectiveness of digital advertising, which may impact rates or revenues.
As multi-platform news providers, the businesses within the News Media segment seek to maximize revenues from a variety of media formats and platforms, including leveraging their content through licensing arrangements with third-party platforms and developing new advertising models, and continue to invest in their digital products. Mobile devices and apps and other technologies provide continued opportunities for the businesses within the News Media segment to make their content available to a new audience of readers, introduce new or different pricing schemes and develop their products to continue to attract advertisers and/or affect the relationship between content providers and consumers. Unauthorized use, including in the digital environment and as a result of recent advances in AI, particularly generative AI, presents a threat to revenues from products and services based on intellectual property. Additionally, the application of existing laws and regulations to new technologies, including generative AI, continues to be unsettled and is changing rapidly, and laws and regulations may differ from jurisdiction to jurisdiction.
Other
The Other segment primarily consists of general corporate overhead expenses, strategy costs and costs related to the U.K. Newspaper Matters.
Other Business Developments
Sale of Foxtel Group
During the second quarter of fiscal 2025, the Company entered into a definitive agreement to sell the Foxtel Group (“Foxtel”) to DAZN Group Limited (“DAZN”), a global sports streaming platform, and the transaction closed in April 2025.
The assets and liabilities, results of operations and cash flows for Foxtel have been classified as discontinued operations for all periods presented as the disposition reflects a strategic shift that has, and will have, a major effect on the Company’s operations and financial results. Furthermore, upon reclassification of Foxtel’s results, the Subscription Video Services segment ceased to be a reportable segment and the residual results of the segment were aggregated into the News Media segment. News Media segment results have been recast to reflect this change for all periods presented. See Note 3—Discontinued Operations in the accompanying Consolidated Financial Statements.
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

Results of Operations—Fiscal 2025 versus Fiscal 2024
The following table sets forth the Company’s operating results for fiscal 2025 as compared to fiscal 2024.

	For the fiscal years ended June 30,
	2025	2024	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$3,009	$2,909	$100	3%
Advertising	1,367	1,400	(33)	(2)%
Consumer	2,047	2,000	47	2%
Real estate	1,410	1,284	126	10%
Other	619	659	(40)	(6)%
Total Revenues	8,452	8,252	200	2%
Operating expenses	(3,736)	(3,814)	78	2%
Selling, general and administrative	(3,301)	(3,197)	(104)	(3)%
Depreciation and amortization	(459)	(440)	(19)	(4)%
Impairment and restructuring charges	(132)	(133)	1	1%
Equity losses of affiliates	(15)	(6)	(9)	(150)%
Interest income (expense), net	3	(18)	21	**
Other, net	111	(59)	170	**
Income before income tax expense from continuing operations	923	585	338	58%
Income tax expense from continuing operations	(275)	(206)	(69)	(33)%
Net income from continuing operations	648	379	269	71%
Net income (loss) from discontinued operations, net of tax	692	(25)	717	**
Net income	1,340	354	986	279%
Net income attributable to noncontrolling interests from continuing operations	(168)	(110)	(58)	(53)%
Net loss attributable to noncontrolling interests from discontinued operations	8	22	(14)	(64)%
Net income attributable to News Corporation stockholders	$1,180	$266	$914	344%
** not meaningful
Revenues—Revenues increased $200 million, or 2%, for the fiscal year ended June 30, 2025 as compared to fiscal 2024. The increase was due to higher revenues at the Digital Real Estate Services segment driven by higher Australian residential revenues at REA Group, at the Dow Jones segment driven by higher circulation and subscription revenues and at the Book Publishing segment driven by higher digital book sales and improved returns in the U.S., partially offset by lower revenues at the News Media segment driven by the transfer of third-party printing revenue contracts to News UK’s joint venture with DMG Media in fiscal 2024, lower advertising revenues and lower circulation and subscription revenues. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $8 million for the fiscal year ended June 30, 2025 as compared to fiscal 2024.
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
Operating expenses—Operating expenses decreased $78 million, or 2%, for the fiscal year ended June 30, 2025 as compared to fiscal 2024. The decrease in operating expenses for the fiscal year ended June 30, 2025 was primarily due to lower expenses at the News Media segment driven by cost savings from the combination of News UK’s printing operations with those of DMG Media and other cost savings initiatives. The decrease was partially offset by increased expenses at the Dow Jones segment driven by higher employee costs. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense increase of $9 million for the fiscal year ended June 30, 2025 as compared to fiscal 2024.

Selling, general and administrative—Selling, general and administrative increased $104 million, or 3%, for the fiscal year ended June 30, 2025 as compared to fiscal 2024. The increase in Selling, general and administrative for the fiscal year ended June 30, 2025 was primarily due to higher expenses at the Digital Real Estate Services segment driven by higher employee costs at REA Group, $12 million of costs related to REA Group’s withdrawn offer to acquire Rightmove and higher costs from REA India, at the Book Publishing segment due to higher employee costs and costs from recent acquisitions and at the Dow Jones segment driven by higher marketing and technology costs.
Depreciation and amortization—Depreciation and amortization expense increased $19 million, or 4%, for the fiscal year ended June 30, 2025 as compared to fiscal 2024. The increase was driven by higher depreciation of capitalized software costs, primarily at the Digital Real Estate Services and News Media segments.
Impairment and restructuring charges—During the fiscal years ended June 30, 2025 and 2024, the Company recorded restructuring charges of $120 million and $89 million, respectively. See Note 5—Restructuring Programs in the accompanying Consolidated Financial Statements.
During the fiscal year ended June 30, 2024, the Company recognized non-cash impairment charges of $44 million, primarily related to the write-down of fixed assets at the News Media segment associated with the combination of News UK’s printing operations with those of DMG Media. See Note 7—Property, Plant and Equipment in the accompanying Consolidated Financial Statements.
Equity losses of affiliates—Equity losses of affiliates worsened by $9 million, or 150%, for the fiscal year ended June 30, 2025 as compared to fiscal 2024. See Note 6—Investments in the accompanying Consolidated Financial Statements.

Interest income (expense), net—Interest income (expense), net for the fiscal year ended June 30, 2025 improved by $21 million as compared to fiscal 2024, primarily driven by lower borrowings at REA Group and higher interest income on cash balances. See Note 9—Borrowings and Note 11—Financial Instruments and Fair Value Measurements in the accompanying Consolidated Financial Statements.
Other, net—For the fiscal year ended June 30, 2025, the Company recorded Other, net of $111 million, which was mainly comprised of REA Group’s gain recognized on the sale of its interest in PropertyGuru. For the fiscal year ended June 30, 2024, the Company recorded Other, net of $(59) million. See Note 21—Additional Financial Information in the accompanying Consolidated Financial Statements.
Income tax expense from continuing operations—For the fiscal year ended June 30, 2025, the Company recorded income tax expense of $275 million on pre-tax income from continuing operations of $923 million, resulting in an effective tax rate of 30%, which was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and valuation allowances recorded against tax benefits in certain businesses offset by lower taxes on the disposition of REA Group’s interest in PropertyGuru.
For the fiscal year ended June 30, 2024, the Company recorded income tax expense of $206 million on pre-tax income from continuing operations of $585 million, resulting in an effective tax rate of 35%, which was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates, asset impairments and investment write-downs with lower tax benefits and valuation allowances recorded against tax benefits in certain businesses. See Note 19—Income Taxes in the accompanying Consolidated Financial Statements.
On July 4, 2025, H.R. 1 - One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act (“Tax Act”), including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. Certain provisions of OBBBA will become effective for the Company’s 2026 fiscal year, while others will take effect beginning in fiscal 2027. ASC 740, Income Taxes, requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, the Company will evaluate all U.S. deferred tax balances and any other impacts to its financial statements as a result of the OBBBA in the first quarter of fiscal 2026.

The Organization for Economic Cooperation and Development (“OECD”) has proposed a global minimum tax of 15% of reported profits (“Pillar 2”) that has been agreed upon in principle by over 140 countries. Since the proposal, many countries, including the UK and Australia, incorporated Pillar 2 model rule concepts into their domestic laws. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar 2 slightly differently than the model rules and on different timelines and may adjust domestic tax incentives in response to Pillar 2. Following an executive order issued by the United States in January 2025 announcing opposition to aspects of these rules, the G7 issued a statement on June 28, 2025 acknowledging that U.S. parented groups would be exempt from certain aspects of Pillar 2 in recognition of existing U.S. minimum tax rules to which they are subject. The statement acknowledges that these issues have relevance to the wider group of countries in the OECD Inclusive Framework with a view to reaching an acceptable solution for all.
While these rules are not currently expected to have a material impact on the Company’s results of operations, their application continues to evolve, and the outcome may alter aspects of how the Company’s tax obligations are determined in countries in which it does business. In addition, while several jurisdictions have rolled back their digital services taxes, certain jurisdictions continue to maintain, or have enacted new digital services taxes. Those taxes have had limited impact on the Company’s overall tax obligations, but the Company continues to monitor them.
Net income from continuing operations—Net income from continuing operations for the fiscal year ended June 30, 2025 was $648 million as compared to $379 million for the fiscal year ended June 30, 2024, an increase of $269 million, or 71%, as compared to fiscal 2024, driven by the factors discussed above.
Net income (loss) from discontinued operations, net of tax—Net income (loss) from discontinued operations, net of tax for the fiscal year ended June 30, 2025 was $692 million compared to $(25) million for the fiscal year ended June 30, 2024. The amounts recognized in both fiscal years relate to the reclassification of Foxtel to discontinued operations. See Note 3—Discontinued Operations in the accompanying Consolidated Financial Statements.
Net income—Net income was $1,340 million for the fiscal year ended June 30, 2025, as compared to $354 million for the fiscal year ended June 30, 2024, an increase of $986 million, or 279%, primarily driven by the factors discussed above.

Net income attributable to noncontrolling interests from continuing operations—Net income attributable to noncontrolling interests from continuing operations was $168 million for the fiscal year ended June 30, 2025, as compared to $110 million for the fiscal year ended June 30, 2024, an increase of $58 million, or 53%, primarily due to the gain recognized on the sale of the PropertyGuru investment and higher earnings at REA Group.
Segment Analysis
The Company’s chief operating decision maker is its Chief Executive Officer. Segment EBITDA is the primary measure used by the Company’s chief operating decision maker to evaluate the performance of, and allocate resources within, the Company’s businesses. Segment EBITDA is defined as revenues less operating expenses and selling, general and administrative expenses. Segment EBITDA does not include: depreciation and amortization, impairment and restructuring charges, equity losses of affiliates, interest (expense) income, net, other, net, income tax (expense) benefit and net income (loss) from discontinued operations, net of tax. Segment EBITDA may not be comparable to similarly titled measures reported by other companies, since companies and investors may differ as to what items should be included in the calculation of Segment EBITDA. Segment EBITDA provides management, investors and equity analysts with a measure to analyze the operating performance of each of the Company’s business segments and its enterprise value against historical data and competitors’ data, although historical results may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences).

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
The following table reconciles Net income from continuing operations to Total Segment EBITDA for the fiscal years ended June 30, 2025 and 2024:

	For the fiscal years ended June 30,
	2025	2024
(in millions)
Net income from continuing operations	$648	$379
Reconciling items:
Income tax expense from continuing operations	275	206
Other, net	(111)	59
Interest (income) expense, net	(3)	18
Equity losses of affiliates	15	6
Impairment and restructuring charges	132	133
Depreciation and amortization	459	440
Total Segment EBITDA	$1,415	$1,241
The following table sets forth the Company’s Revenues and Segment EBITDA by reportable segment for the fiscal years ended June 30, 2025 and 2024:

	For the fiscal years ended June 30,
	2025		2024
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
Dow Jones	$2,331	$588	$2,231	$542
Digital Real Estate Services	1,802	601	1,658	508
Book Publishing	2,149	296	2,093	269
News Media	2,170	153	2,270	133
Other	—	(223)	—	(211)
Total	$8,452	$1,415	$8,252	$1,241

Dow Jones (28% and 27% of the Company’s consolidated revenues in fiscal 2025 and 2024, respectively)

	For the fiscal years ended June 30,
	2025	2024	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$1,884	$1,771	$113	6%
Advertising	396	405	(9)	(2)%
Other	51	55	(4)	(7)%
Total Revenues	2,331	2,231	100	4%
Operating expenses	(958)	(919)	(39)	(4)%
Selling, general and administrative	(785)	(770)	(15)	(2)%
Segment EBITDA	$588	$542	$46	8%
For the fiscal year ended June 30, 2025, revenues at the Dow Jones segment increased $100 million, or 4%, as compared to fiscal 2024, due to higher circulation and subscription revenues. Digital revenues represented 82% of total revenues at the Dow Jones segment for the fiscal year ended June 30, 2025, as compared to 80% in fiscal 2024. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $4 million for the fiscal year ended June 30, 2025 as compared to fiscal 2024.
Circulation and Subscription Revenues

	For the fiscal years ended June 30,
	2025	2024	Change	% Change
(in millions, except %)			Better/(Worse)
Circulation and subscription revenues:
Circulation and other	$981	$927	$54	6%
Risk and Compliance	337	294	43	15%
Dow Jones Energy	278	251	27	11%
Other information services	288	299	(11)	(4)%
Professional information business	903	844	59	7%
Total circulation and subscription revenues	$1,884	$1,771	$113	6%
Circulation and subscription revenues increased $113 million, or 6%, during the fiscal year ended June 30, 2025 as compared to fiscal 2024. Professional information business revenues increased $59 million, or 7%, primarily due to the $43 million and $27 million increases in Risk & Compliance and Dow Jones Energy revenues, respectively, driven by new customers, new products and price increases, partially offset by the $11 million decrease in Other information services revenues driven by the impact of a customer dispute at Factiva. Circulation and other revenues increased $54 million, or 6%, driven by increased circulation revenues due to growth in digital-only subscriptions, which benefited from bundled offers, the conversion of customers from introductory promotions to higher pricing and higher content licensing revenues, partially offset by print circulation declines. Digital revenues represented 74% of circulation revenue for the fiscal year ended June 30, 2025, as compared to 71% in fiscal 2024.

The following table summarizes average daily consumer subscriptions during the three months ended June 30, 2025 and 2024 for select publications and for all consumer subscription products.(a)

	For the three months ended June 30(b),
	2025	2024	Change	% Change
(in thousands, except %)			Better/(Worse)
The Wall Street Journal
Digital-only subscriptions(c)	4,126	3,788	338	9%
Total subscriptions	4,538	4,256	282	7%
Barron’s Group(d)
Digital-only subscriptions(c)	1,319	1,290	29	2%
Total subscriptions	1,432	1,419	13	1%
Total Consumer(e)
Digital-only subscriptions(c)	5,719	5,226	493	9%
Total subscriptions	6,261	5,842	419	7%
(a)Based on internal data for the periods from March 31, 2025 to June 29, 2025 and April 1, 2024 to June 30, 2024, respectively. Excludes off-platform distribution, except for certain custom workflow integration products.
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
(d)Barron’s Group consists of Barron’s, MarketWatch, Financial News and Private Equity News.
(e)Total Consumer consists of The Wall Street Journal, Barron’s Group and Investor’s Business Daily.
Advertising Revenues
Advertising revenues decreased $9 million, or 2%, during the fiscal year ended June 30, 2025 as compared to fiscal 2024, primarily due to lower print advertising revenues of $7 million, or 5%. Digital advertising revenues represented 65% of advertising revenue for the fiscal year ended June 30, 2025, as compared to 64% in fiscal 2024.
Segment EBITDA
For the fiscal year ended June 30, 2025, Segment EBITDA at the Dow Jones segment increased $46 million, or 8%, as compared to fiscal 2024, primarily due to the increase in revenues discussed above and lower newsprint, production and distribution costs, partially offset by higher employee, technology and marketing costs.
Digital Real Estate Services (21% and 20% of the Company’s consolidated revenues in fiscal 2025 and 2024, respectively)

	For the fiscal years ended June 30,
	2025	2024	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$7	$10	$(3)	(30)%
Advertising	151	136	15	11%
Real estate	1,410	1,284	126	10%
Other	234	228	6	3%
Total Revenues	1,802	1,658	144	9%
Operating expenses	(186)	(190)	4	2%
Selling, general and administrative	(1,015)	(960)	(55)	(6)%
Segment EBITDA	$601	$508	$93	18%

For the fiscal year ended June 30, 2025, revenues at the Digital Real Estate Services segment increased $144 million, or 9%, as compared to fiscal 2024. Revenues at REA Group increased $136 million, or 12%, to $1,250 million for the fiscal year ended June 30, 2025 from $1,114 million in fiscal 2024. The increase was primarily due to higher Australian residential revenues driven by price increases, increased depth penetration and growth in national listings and higher revenues from REA India, partially offset by the $14 million, or 1%, negative impact of foreign currency fluctuations. Revenues at Move increased $8 million, or 1%, to $552 million for the fiscal year ended June 30, 2025 from $544 million in fiscal 2024, driven by revenue growth in seller, new homes and rentals, including the partnership with Zillow, higher sales of RealPRO SelectSM (formerly Market VIPSM), as Move shifts its focus to more premium offerings, and higher advertising revenues. The increases were largely offset by the continued negative impact of the macroeconomic environment on the U.S. housing market, including higher interest rates, which resulted in a 9% decline in lead volumes and lower transaction volumes.
For the fiscal year ended June 30, 2025, Segment EBITDA at the Digital Real Estate Services segment increased $93 million, or 18%, as compared to fiscal 2024, primarily due to the higher revenues discussed above, partially offset by higher employee costs at REA Group, $12 million of costs related to the withdrawn offer to acquire Rightmove in the first quarter of fiscal 2025, higher costs from REA India and the $6 million, or 1%, negative impact of foreign currency fluctuations.
Book Publishing (25% of the Company’s consolidated revenues in both fiscal 2025 and 2024)

	For the fiscal years ended June 30,
	2025	2024	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Consumer	$2,047	$2,000	$47	2%
Other	102	93	9	10%
Total Revenues	2,149	2,093	56	3%
Operating expenses	(1,450)	(1,441)	(9)	(1)%
Selling, general and administrative	(403)	(383)	(20)	(5)%
Segment EBITDA	$296	$269	$27	10%
For the fiscal year ended June 30, 2025, revenues at the Book Publishing segment increased $56 million, or 3%, as compared to fiscal 2024, primarily due to higher digital book sales, improved returns in the U.S. and the $14 million impact from the acquisition of a German book publisher. Digital sales increased by 5% as compared to fiscal 2024 driven by continued market growth in audiobooks, including the contribution from the Spotify partnership, as well as growth in e-book sales. Digital sales represented approximately 24% of consumer revenues in fiscal 2025 as compared to 23% in fiscal 2024. Backlist sales represented approximately 64% of consumer revenues during the fiscal year ended June 30, 2025, as compared to 61% in fiscal 2024. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $4 million, or 1%, for the fiscal year ended June 30, 2025 as compared to fiscal 2024.
For the fiscal year ended June 30, 2025, Segment EBITDA at the Book Publishing segment increased $27 million, or 10%, as compared to fiscal 2024, primarily due to the higher revenues discussed above, partially offset by higher employee costs and costs from recent acquisitions.
News Media (26% and 28% of the Company’s consolidated revenues in fiscal 2025 and 2024, respectively)

	For the fiscal years ended June 30,
	2025	2024	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$1,118	$1,128	$(10)	(1)%
Advertising	820	859	(39)	(5)%
Other	232	283	(51)	(18)%
Total Revenues	2,170	2,270	(100)	(4)%
Operating expenses	(1,142)	(1,264)	122	10%
Selling, general and administrative	(875)	(873)	(2)	—%
Segment EBITDA	$153	$133	$20	15%

For the fiscal year ended June 30, 2025, revenues at the News Media segment decreased $100 million, or 4%, as compared to fiscal 2024. Other revenues decreased $51 million, or 18%, primarily driven by the transfer of third-party printing revenue contracts to News UK’s joint venture with DMG Media in fiscal 2024. Advertising revenues decreased $39 million, or 5%, as compared to fiscal 2024, primarily due to lower print advertising revenues at News Corp Australia and lower digital advertising revenues at News UK, driven by a decline in traffic, mainly at The Sun, due to algorithm changes at certain platforms, partially offset by higher advertising revenues at Wireless Group and the $5 million positive impact of foreign currency fluctuations. Circulation and subscription revenues decreased $10 million, or 1%, as compared to fiscal 2024, primarily driven by print volume declines, partially offset by cover price increases, higher content licensing revenues at News UK, digital subscriber growth and the $9 million, or 1%, positive impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $14 million, or 1%, for the fiscal year ended June 30, 2025 as compared to fiscal 2024.
For the fiscal year ended June 30, 2025, Segment EBITDA at the News Media segment increased $20 million, or 15%, as compared to fiscal 2024. The increase was driven by cost savings initiatives, including lower Talk costs and the combination of News UK’s printing operations with those of DMG Media, partially offset by the decrease in revenues discussed above.
News Corp Australia
Revenues were $895 million for the fiscal year ended June 30, 2025, a decrease of $34 million, or 4%, as compared to fiscal 2024 revenues of $929 million. Advertising revenues decreased $23 million, or 6%, due to lower print advertising revenues. Circulation and subscription revenues decreased $14 million, or 3%, driven by print volume declines and lower content licensing revenues, partially offset by cover price increases and digital subscriber growth. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $11 million, or 2%, for the fiscal year ended June 30, 2025 as compared to fiscal 2024.
News UK
Revenues were $862 million for the fiscal year ended June 30, 2025, a decrease of $67 million, or 7%, as compared to fiscal 2024 revenues of $929 million. Other revenues decreased $54 million, or 55%, driven by the transfer of third-party printing revenue contracts to News UK’s joint venture with DMG Media in fiscal 2024. Advertising revenues decreased $22 million, or 8%, primarily due to lower digital advertising revenues, mainly at The Sun, driven by algorithm changes at certain platforms and lower print advertising revenues. Circulation and subscription revenues increased $9 million, or 2%, due to the positive impact of foreign currency fluctuations as cover price increases, higher content licensing revenues and digital subscriber growth were more than offset by print volume declines. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $22 million, or 3%, for the fiscal year ended June 30, 2025 as compared to fiscal 2024.
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition
The Company’s principal source of liquidity is internally generated funds and cash and cash equivalents on hand. As of June 30, 2025, the Company’s cash and cash equivalents were $2.4 billion. The Company also has available borrowing capacity under its revolving credit facility (the “Revolving Facility”) and certain other facilities, as described below, and expects to have access to the worldwide credit and capital markets, subject to market conditions, in order to issue additional debt if needed or desired. The Company currently expects these elements of liquidity will enable it to meet its liquidity needs for at least the next twelve months, including repayment of indebtedness. Although the Company believes that its cash on hand and future cash from operations, together with its access to the credit and capital markets, will provide adequate resources to fund its operating and financing needs for at least the next twelve months, its access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the financial and operational performance of the Company and/or its operating subsidiaries, as applicable; (ii) the Company’s credit ratings and/or the credit rating of its operating subsidiaries, as applicable; (iii) the provisions of any relevant debt instruments, credit agreements, indentures and similar or associated documents; (iv) the liquidity of the overall credit and capital markets; and (v) the state of the economy. There can be no assurances that the Company will continue to have access to the credit and capital markets on acceptable terms.

As of June 30, 2025, the Company’s consolidated assets included $915 million in cash and cash equivalents that were held by its foreign subsidiaries. Of this amount, $280 million is cash not readily accessible by the Company as it is held by REA Group, a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance. Prior to the enactment of the Tax Act, the Company’s undistributed foreign earnings were considered permanently reinvested and as such, United States federal and state income taxes were not previously recorded on these earnings. As a result of the Tax Act, substantially all of the Company’s earnings in foreign subsidiaries generated prior to the enactment of the Tax Act were deemed to have been repatriated and taxed accordingly. As of June 30, 2025, the Company has approximately $1 billion of undistributed foreign earnings generated after the Tax Act that it intends to reinvest permanently. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated. The Company may repatriate future earnings of certain foreign subsidiaries in which case the Company may be required to accrue and pay additional taxes, including any applicable foreign withholding taxes and income taxes.
The principal uses of cash that affect the Company’s liquidity position include the following: operational expenditures including employee costs and paper purchases; capital expenditures; income tax payments; investments in associated entities; acquisitions; the repurchase of shares; dividends; and the repayment of debt and related interest. In addition to the acquisitions and dispositions disclosed elsewhere, as applicable, the Company has evaluated, and expects to continue to evaluate, possible future acquisitions and dispositions of certain businesses. Such transactions may be material and may involve cash, the issuance of the Company’s securities or the assumption of indebtedness.
Issuer Purchases of Equity Securities
On September 22, 2021, the Company announced a stock repurchase program authorizing the Company to purchase up to $1 billion in the aggregate of the Company’s outstanding Class A Common Stock and Class B Common Stock (the “2021 Repurchase Program”). As of June 30, 2025, the remaining authorized amount under the 2021 Repurchase Program was approximately $310 million.
Stock repurchases under the 2021 Repurchase Program commenced on November 9, 2021. The following table summarizes the shares repurchased and subsequently retired and the related consideration paid during the fiscal years ended June 30, 2025 and 2024:

	For the fiscal years ended June 30,
	2025		2024
	Shares	Amount	Shares	Amount
	(in millions)
Class A Common Stock	3.5	$97	3.4	$79
Class B Common Stock	1.8	53	1.6	38
Total	5.3	$150	5.0	$117
On July 15, 2025, the Company announced a new stock repurchase program authorizing the Company to purchase up to $1 billion in the aggregate of the Company’s outstanding Class A Common Stock and Class B Common Stock (the “2025 Repurchase Program” and, together with the 2021 Repurchase Program, the “Stock Repurchase Programs”), which is in addition to the remaining authorized amount under the 2021 Repurchase Program.
The manner, timing, number and share price of any repurchases under the Stock Repurchase Programs will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market conditions, applicable securities laws, alternative investment opportunities and other factors. The Stock Repurchase Programs have no time limit and may be modified, suspended or discontinued at any time.
Dividends
The following table summarizes the dividends declared and paid per share on both the Company’s Class A Common Stock and Class B Common Stock:

	For the fiscal years ended June 30,
	2025	2024
Cash dividends paid per share	$0.20	$0.20

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
Sources and Uses of Cash—Fiscal 2025 versus Fiscal 2024
Net cash provided by operating activities from continuing operations for the fiscal years ended June 30, 2025 and 2024 was as follows:

	For the fiscal years ended June 30,
	2025	2024
	(in millions)
Net cash provided by operating activities from continuing operations	$978	$897
Net cash provided by operating activities from continuing operations increased by $81 million for the fiscal year ended June 30, 2025 as compared to fiscal 2024. The increase was primarily due to higher Total Segment EBITDA and lower restructuring and interest payments, largely offset by higher working capital and higher tax payments.
Net cash used in investing activities from continuing operations for the fiscal years ended June 30, 2025 and 2024 was as follows:

	For the fiscal years ended June 30,
	2025	2024
	(in millions)
Net cash used in investing activities from continuing operations	$(406)	$(410)
Net cash used in investing activities from continuing operations decreased $4 million for the fiscal year ended June 30, 2025 as compared to fiscal 2024 driven by the $193 million of higher proceeds from sales of investments, primarily REA Group’s interest in PropertyGuru, partially offset by the $58 million increase in cash used for purchases of investments, $58 million increase in net cash used for acquisitions and $50 million increase in capital expenditures.
Net cash used in financing activities from continuing operations for the fiscal years ended June 30, 2025 and 2024 was as follows:

	For the fiscal years ended June 30,
	2025	2024
	(in millions)
Net cash used in financing activities from continuing operations	$(524)	$(483)
Net cash used in financing activities from continuing operations was $524 million for the fiscal year ended June 30, 2025 as compared to $483 million for fiscal 2024.
During the fiscal year ended June 30, 2025, the Company had $203 million of borrowing repayments, primarily related to REA Group, dividend payments of $185 million to News Corporation stockholders and REA Group minority stockholders and $150 million of repurchases of outstanding Class A and Class B Common Stock under the 2021 Repurchase Program. The net cash used in financing activities from continuing operations was partially offset by new borrowings of $61 million at REA Group.
During the fiscal year ended June 30, 2024, the Company had $409 million of borrowing repayments, primarily related to the refinancing of REA Group’s debt portfolio, dividend payments of $172 million to News Corporation stockholders and REA Group minority stockholders and $117 million of repurchases of outstanding Class A and Class B Common Stock under the 2021 Repurchase Program. The net cash used in financing activities from continuing operations was partially offset by new borrowings of $278 million primarily related to the refinancing of REA Group’s debt portfolio. See Note 9—Borrowings in the accompanying Consolidated Financial Statements.

Net cash provided by discontinued operations for the fiscal years ended June 30, 2025 and 2024 was as follows:

	For the fiscal years ended June 30,
	2025	2024
	(in millions)
Net cash provided by discontinued operations	$370	$129
Net cash provided by discontinued operations for the fiscal year ended June 30, 2025 primarily relates to the sale of Foxtel.
Reconciliation of Free Cash Flow
Free cash flow is a non-GAAP financial measure. Free cash flow is defined as net cash provided by (used in) operating activities from continuing operations, less capital expenditures. Free cash flow excludes cash flow from discontinued operations. Free cash flow may not be comparable to similarly titled measures reported by other companies, since companies and investors may differ as to what items should be included in the calculation of free cash flow.
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
The following table presents a reconciliation of net cash provided by operating activities from continuing operations to free cash flow:

	For the fiscal years ended June 30,
	2025	2024
	(in millions)
Net cash provided by operating activities from continuing operations	$978	$897
Less: Capital expenditures	(407)	(357)
Free cash flow	571	540
Free cash flow in the fiscal year ended June 30, 2025 was $571 million compared to $540 million in fiscal 2024. Free cash flow increased due to higher cash provided by operating activities from continuing operations, as discussed above, partially offset by the $50 million increase in capital expenditures.
Borrowings
News Corporation Borrowings
As of June 30, 2025, News Corporation had (i) borrowings of $1,962 million, including the current portion, consisting of its outstanding 2021 Senior Notes, 2022 Senior Notes and Term A Loans, and (ii) $750 million of undrawn commitments available under the Revolving Facility.
REA Group Borrowings
As of June 30, 2025, REA Group had A$400 million of undrawn commitments available under the 2024 REA Credit Facility. During the fiscal year ended June 30, 2025, REA Group terminated its (i) A$83 million 2024 Subsidiary Facility and repaid the amount outstanding using capacity available under the 2024 REA Credit Facility and (ii) terminated its A$200 million 2024 REA Credit Facility—tranche 2 and repaid the amount outstanding using proceeds from the sale of REA Group’s interest in PropertyGuru. REA Group is a consolidated but non wholly-owned subsidiary of News Corp, and its indebtedness is only guaranteed by REA Group and certain of its subsidiaries and is non-recourse to News Corp.
All of the Company’s borrowings contain customary representations, covenants and events of default. The Company was in compliance with all such covenants at June 30, 2025.

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
The following table summarizes the Company’s material firm commitments as of June 30, 2025:

	As of June 30, 2025
	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(in millions)
Purchase obligations(a)	$415	$437	$88	$94	$1,034
Operating leases(b)	117	208	146	860	1,331
Borrowings(c)	25	450	1,000	500	1,975
Interest payments on borrowings(d)	81	144	90	51	366
Total commitments and contractual obligations	$638	$1,239	$1,324	$1,505	$4,706
(a)The Company has commitments under purchase obligations related to technology infrastructure services, marketing agreements, content licensing costs and other legally binding commitments.
(b)The Company leases office facilities, warehouse facilities, printing plants and equipment. These leases, which are classified as operating leases, are expected to be paid at certain dates through fiscal 2048. Amounts reflected represent only the Company’s lease obligations for which it has firm commitments.
(c)See Note 9—Borrowings in the accompanying Consolidated Financial Statements.
(d)Reflects the Company’s expected future interest payments based on borrowings outstanding and interest rates applicable at June 30, 2025. Such rates are subject to change in future periods. See Note 9—Borrowings in the accompanying Consolidated Financial Statements.
The Company has certain contracts to purchase newsprint, ink and plates that require the Company to purchase a percentage of its total requirements for production. Since the quantities purchased annually under these contracts are not fixed and are based on the Company’s total requirements, the amount of the related payments for these purchases is excluded from the table above.
The table also excludes the Company’s pension obligations, other postretirement benefits (“OPEB”) obligations and the liabilities for unrecognized tax benefits for uncertain tax positions as the Company is unable to reasonably predict the ultimate amount and timing of the commitments. The Company made contributions of $20 million and $23 million to its pension plans in fiscal 2025 and fiscal 2024, respectively. Future plan contributions are dependent upon actual plan asset returns, interest rates and statutory requirements. The Company anticipates that it will make required contributions of approximately $1 million in fiscal 2026, assuming that actual plan asset returns are consistent with the Company’s returns in fiscal 2025 and those expected beyond, and that interest rates remain constant. The Company will continue to make voluntary contributions as necessary to improve the funded status of the plans. Payments due to participants under the Company’s pension plans are primarily paid out of underlying trusts. Payments due under the Company’s OPEB plans are not required to be funded in advance, but are paid as medical costs are incurred by covered retiree populations, and are principally dependent upon the future cost of retiree medical benefits under the Company’s OPEB plans. The Company expects its OPEB payments to approximate $7 million in fiscal 2026. See Note 17—Retirement Benefit Obligations and Note 18—Other Postretirement Benefits in the accompanying Consolidated Financial Statements.
Other significant ongoing expenses or cash requirements for each of the Company’s segments are discussed above in “Overview of the Company’s Businesses.” The Company generally expects to fund these short and long-term cash requirements with internally generated funds and cash and cash equivalents on hand.
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
Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, long-term growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows. During the fourth quarter of fiscal 2025, as part of the Company’s long-range planning process, the Company completed its annual goodwill and indefinite-lived intangible asset impairment test.
The performance of the Company’s annual impairment analysis resulted in no impairments to indefinite-lived intangible assets or goodwill in fiscal 2025. The Company utilized the qualitative assessment for certain of its reporting units and indefinite-lived intangible assets. The qualitative tests performed considered various factors since the performance of the last quantitative test, including, but not limited to, macroeconomic conditions, industry and company-specific trends and parent company share price performance. Significant unobservable inputs utilized in the income approach valuation method for quantitative assessments were discount rates (generally ranging from 8.0% to 17.0%), long-term growth rates (ranging from 2.0% to 3.0%) and royalty rates (ranging from 0.25% to 5.0%). Significant unobservable inputs utilized in the market approach valuation method for quantitative assessments were EBITDA and revenue multiples from guideline public companies operating in similar industries (ranging from 5.0x to 10.0x and 2.0x to 2.8x, respectively) and control premiums (ranging from 5.0% to 10.0%). Significant increases (decreases) in royalty rates, growth rates, control premiums and multiples, assuming no change in discount rates, would result in a significantly higher (lower) fair value measurement. Significant decreases (increases) in discount rates, assuming no changes in royalty rates, growth rates, control premiums and multiples, would result in a significantly higher (lower) fair value measurement. See Note 8—Goodwill and Other Intangible Assets in the accompanying Consolidated Financial Statements for further details regarding changes in these inputs and assumptions compared to prior fiscal years.

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
The Company records amounts relating to its pension and other postretirement benefit plans based on calculations specified by GAAP. The measurement and recognition of the Company’s pension and other postretirement benefit plans, including the net periodic benefit costs (income) and projected benefit obligation, require the use of significant management judgments, including discount rates, expected return on plan assets, mortality and other actuarial assumptions. Current market conditions, including changes in investment returns and interest rates, were considered in making these assumptions. In developing the expected long-term rate of return, the pension portfolio’s past average rate of returns and future return expectations of the various asset classes were considered. The weighted average expected long-term rate of return of 6.4% for fiscal 2026 is based on a weighted average target asset allocation assumption of 10% equities, 86% fixed-income securities and 4% cash and other investments.
The Company recorded $10 million and $28 million in net periodic benefit costs (income) in the Statements of Operations for the fiscal years ended June 30, 2025 and 2024, respectively. The Company utilizes the full yield-curve approach to estimate the service and interest cost components of net periodic benefit costs (income) for its pension and other postretirement benefit plans.
Although the discount rate used for each plan will be established and applied individually, a weighted average discount rate of 5.5% will be used in calculating the fiscal 2026 net periodic benefit costs (income). The discount rate reflects the market rate for high-quality fixed-income investments on the Company’s annual measurement date of June 30 and is subject to change each fiscal year. The discount rate assumptions used to account for pension and other postretirement benefit plans reflect the rates at which the benefit obligations could be effectively settled. The rate was determined by matching the Company’s expected benefit payments for the plans to a hypothetical yield curve developed using a portfolio of several hundred high-quality non-callable corporate bonds. The weighted average discount rate is volatile from year to year because it is determined based upon the prevailing rates in the U.S., the U.K., Australia and other foreign countries as of the measurement date.

The key assumptions used in developing the Company’s fiscal 2025 and 2024 net periodic benefit costs (income) for its plans consist of the following:

	2025	2024
	(in millions, except %)
Weighted average assumptions used to determine net periodic benefit costs (income):
Discount rate for PBO	5.3%	5.4%
Discount rate for service cost	5.3%	5.4%
Discount rate for interest on PBO	5.2%	5.6%
Assets:
Expected rate of return	5.9%	5.6%
Expected return	$51	$49
Actual return	$24	$45
Loss	$(27)	$(4)
One year actual return	2.8%	5.2%
Five year actual return	(2.9)%	(1.8)%
The Company will use a weighted average long-term rate of return of 6.4% for fiscal 2026 based principally on a combination of current asset mix and an expectation of future long term investment returns. The accumulated net pre-tax losses on the Company’s pension plans as of June 30, 2025 were approximately $456 million which increased from approximately $438 million for the Company’s pension plans as of June 30, 2024. This net increase of $18 million was primarily due to losses on plan assets and the negative impact of foreign currency fluctuations. Lower discount rates increase present values of benefit obligations, the Company’s deferred losses and subsequent-year benefit costs. Higher discount rates decrease the present values of benefit obligations, reduce the Company’s accumulated net loss and decrease subsequent-year benefit costs. These deferred losses are being systematically recognized in future net periodic benefit costs (income) in accordance with ASC 715, Compensation—Retirement Benefits (“ASC 715”). Unrecognized losses for the primary plans in excess of 10% of the greater of the market-related value of plan assets or the plan’s projected benefit obligation are recognized over the average life expectancy for plan participants for the primary plans.
The Company made contributions of $20 million and $23 million to its pension plans in fiscal 2025 and 2024, respectively. Future plan contributions are dependent upon actual plan asset returns, statutory requirements and interest rate movements. Assuming that actual plan asset returns are consistent with the Company’s returns in fiscal 2025 and those expected beyond, and that interest rates remain constant, the Company anticipates that it will make required pension contributions of approximately $1 million in fiscal 2026. The Company will continue to make voluntary contributions as necessary to improve the funded status of the plans. See Note 17—Retirement Benefit Obligations and Note 18—Other Postretirement Benefits in the accompanying Consolidated Financial Statements.
Changes in net periodic benefit costs (income) may occur in the future due to changes in the Company’s expected rate of return on plan assets and discount rate resulting from economic events. The following table highlights the sensitivity of the Company’s pension obligations and expense to changes in these assumptions, assuming all other assumptions remain constant:

Changes in Assumption	Impact on Annual Pension Expense	Impact on Projected Benefit Obligation
0.25 percentage point decrease in discount rate	—	Increase $20 million
0.25 percentage point increase in discount rate	—	Decrease $19 million
0.25 percentage point decrease in expected rate of return on assets	Increase $2 million	—
0.25 percentage point increase in expected rate of return on assets	Decrease $2 million	—
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The Company has exposure to different types of market risk including changes in foreign currency exchange rates, interest rates and credit.
When deemed appropriate, the Company uses derivative financial instruments such as interest rate swaps to hedge certain risk exposures. The primary market risk managed by the Company through the use of derivative instruments relates to interest rate risk arising from floating rate News Corporation borrowings.

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
Foreign Currency Exchange Rate Risk
The Company conducts operations in three principal currencies: the U.S. dollar; the Australian dollar; and the British pound sterling. These currencies operate primarily as the functional currency for the Company’s U.S., Australian and U.K. operations, respectively. Cash is managed centrally within each of the three regions with working capital requirements generally met from existing liquid funds. To the extent such funds are not sufficient to meet working capital requirements, funding in the appropriate local currencies is made available from intercompany capital. The Company does not hedge its investments in the net assets of its Australian and U.K. operations.
Because of fluctuations in exchange rates, the Company is subject to currency translation risk on the results of its operations. Foreign currency translation risk is the risk that exchange rate gains or losses arise from translating foreign entities’ statements of operations and balance sheets from their functional currency to the Company’s reporting currency (the U.S. dollar) for consolidation purposes. The Company does not hedge translation risk because it generally generates positive cash flows from its international operations that are typically reinvested locally. Exchange rates with the most significant impact to translation include the U.S. dollar/Australian dollar and U.S. dollar/British pound sterling. As exchange rates fluctuate, translation of its statements of operations into U.S. dollars affects the comparability of revenues and expenses between years.
The table below details the percentage of revenues and expenses by the three principal currencies for the fiscal years ended June 30, 2025 and 2024:

	U.S. Dollars	Australian Dollars	British Pound Sterling
Fiscal year ended June 30, 2025
Revenues	50%	27%	17%
Operating and Selling, general and administrative expenses	52%	23%	18%
Fiscal year ended June 30, 2024
Revenues	51%	27%	18%
Operating and Selling, general and administrative expenses	52%	23%	20%
Based on the fiscal year ended June 30, 2025, a one cent change in each of the U.S. dollar/Australian dollar and the U.S. dollar/British pound sterling exchange rates would have impacted revenues by approximately $35 million and $11 million, respectively, for each currency on an annual basis, and would have impacted Total Segment EBITDA by approximately $10 million and $1 million, respectively, on an annual basis.
Interest Rate Risk
The Company’s current financing arrangements and facilities include $1,500 million of outstanding fixed-rate debt and $475 million of outstanding variable-rate bank facilities, before adjustments for unamortized discount and debt issuance costs (See Note 9—Borrowings in the accompanying Consolidated Financial Statements). Fixed and variable-rate debts are impacted differently by changes in interest rates. A change in the market interest rate or yield will only impact the fair market value of fixed-rate debt, while a change in the market interest rate or yield will impact interest expense, as well as the amount of cash required to service variable-rate debt. News Corporation has entered into an interest rate swap cash flow hedge to fix the floating rate interest component of its Term A Loans. As of June 30, 2025, the notional amount of interest rate swap contracts outstanding was approximately $475 million for News Corporation borrowings. Refer to the table below for further details of the sensitivity of the Company’s financial instruments which are subject to interest rate risk. Refer to Note 11—Financial Instruments and Fair Value Measurements in the accompanying Consolidated Financial Statements for further detail.
Derivatives and Hedging
As noted above, News Corporation has entered into an interest rate swap cash flow hedge to fix the floating rate interest component of its Term A Loans. As of June 30, 2025, the notional amount of interest rate swap contracts outstanding was approximately $475 million for News Corporation borrowings. Refer to Note 11—Financial Instruments and Fair Value Measurements in the accompanying Consolidated Financial Statements for further detail. The derivative instruments in place may create volatility during the fiscal year as they are marked-to-market according to accounting rules which may result in revaluation gains or losses in different periods from when the impacts on the underlying transactions are realized.
The table below provides further details of the sensitivity of the Company’s derivative financial instruments which are subject to interest rate risk as of June 30, 2025 (in millions):

	Notional Value		Fair Value		Sensitivity from Adverse 10% Change in Interest Rates
Interest rate derivatives	US$	475	US$	12	US$	(1)
Credit Risk
Cash and cash equivalents are maintained with multiple financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.
The Company’s receivables did not represent significant concentrations of credit risk as of June 30, 2025 or June 30, 2024 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.
The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of June 30, 2025, the Company did not anticipate nonperformance by any of the counterparties.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NEWS CORPORATION

Management’s Report on Internal Control Over Financial Reporting for June 30, 2025
Management of News Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting includes those policies and procedures that:
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
Management, including the Company’s principal executive officer and principal financial officer, conducted an assessment of the effectiveness of News Corporation’s internal control over financial reporting as of June 30, 2025, based on criteria for effective internal control over financial reporting described in the 2013 “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment and those criteria, management determined that, as of June 30, 2025, News Corporation maintained effective internal control over financial reporting.
Management reviewed the results of its assessment with the Audit Committee of News Corporation’s Board of Directors.
Ernst & Young LLP, the independent registered public accounting firm who audited and reported on the Consolidated Financial Statements of News Corporation included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2025, has audited the Company’s internal control over financial reporting. Their report appears on the following page.
August 6, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of News Corporation
Opinion on Internal Control Over Financial Reporting
We have audited News Corporation’s internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, News Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2025, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended June 30, 2025, and the related notes and our report dated August 6, 2025 expressed an unqualified opinion thereon.
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
August 6, 2025

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of News Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of News Corporation (the Company) as of June 30, 2025 and 2024, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended June 30, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2025, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2025, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated August 6, 2025 expressed an unqualified opinion thereon.
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

Valuation of Goodwill

Description of the Matter
As of June 30, 2025, the Company’s goodwill was $4,373 million. As disclosed in Note 8 to the consolidated financial statements, goodwill is tested for impairment annually in the fourth quarter or earlier if events occur or circumstances change that would more likely than not reduce the fair values below their carrying amounts.
Auditing the Company’s annual goodwill impairment test was complex due to the significant judgment in estimating the fair value of a reporting unit when a quantitative assessment of fair value is performed. In particular, the fair value estimates were sensitive to changes in significant assumptions such as the discount rate, projected revenue growth rate, and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margin. All of these assumptions are affected by expected future market or economic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Company’s goodwill quantitative impairment assessment process. For example, we tested controls over management’s review of the significant assumptions and methodologies used in estimating the fair values of the reporting units. We also tested management’s controls to validate that the data used in the valuation models was complete and accurate.

To test the estimated fair value of a reporting unit when a quantitative impairment assessment was performed, our audit procedures included, among others, assessing methodologies and testing the completeness and accuracy of the underlying data used by the Company. We performed sensitivity analyses over the significant assumptions identified to evaluate the change in the fair value of a reporting unit resulting from changes in the assumptions. Our testing procedures over the significant assumptions included, among others, comparing projected revenue growth rates and EBITDA margins to historical trends, current industry and economic trends, while also considering changes in the Company’s business model. We also involved our internal valuation specialists to assist in evaluating the Company’s models, valuation methodology, and significant assumptions used in the fair value estimates. In addition, we tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2012.
New York, New York
August 6, 2025

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

		For the fiscal years ended June 30,
	Notes	2025	2024	2023
Revenues:
Circulation and subscription		$3,009	$2,909	$2,818
Advertising		1,367	1,400	1,473
Consumer		2,047	2,000	1,899
Real estate		1,410	1,284	1,189
Other		619	659	633
Total Revenues	4	8,452	8,252	8,012
Operating expenses		(3,736)	(3,814)	(3,911)
Selling, general and administrative		(3,301)	(3,197)	(3,012)
Depreciation and amortization		(459)	(440)	(415)
Impairment and restructuring charges	5, 7, 8	(132)	(133)	(121)
Equity losses of affiliates	6	(15)	(6)	(127)
Interest income (expense), net		3	(18)	(49)
Other, net	21	111	(59)	3
Income before income tax expense from continuing operations		923	585	380
Income tax expense from continuing operations	19	(275)	(206)	(152)
Net income from continuing operations		648	379	228
Net income (loss) from discontinued operations, net of tax		692	(25)	(41)
Net income		1,340	354	187
Net income attributable to noncontrolling interests from continuing operations		(168)	(110)	(65)
Net loss attributable to noncontrolling interests from discontinued operations		8	22	27
Net income attributable to News Corporation stockholders		$1,180	$266	$149

Net income (loss) attributable to News Corporation stockholders per share:	14
Basic:
Continuing operations		$0.85	$0.47	$0.28
Discontinued operations		1.23	—	(0.02)
		$2.08	$0.47	$0.26
Diluted:
Continuing operations		$0.84	$0.47	$0.28
Discontinued operations		1.23	(0.01)	(0.02)
		$2.07	$0.46	$0.26
The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	For the fiscal years ended June 30,
	2025	2024	2023
Net income	$1,340	$354	$187
Other comprehensive (loss) income:
Foreign currency translation adjustments(a)	(294)	(13)	—
Net change in the fair value of cash flow hedges(b)	(13)	(11)	12
Benefit plan adjustments, net(c)	(18)	19	(7)
Other comprehensive (loss) income	(325)	(5)	5
Comprehensive income	1,015	349	192
Net income attributable to noncontrolling interests	(160)	(88)	(38)
Other comprehensive loss attributable to noncontrolling interests(d)	33	1	18
Comprehensive income attributable to News Corporation stockholders	$888	$262	$172
(a)Primarily relates to the disposition of Foxtel for the fiscal year ended June 30, 2025.
(b)Net of income tax expense (benefit) of $(4) million, $(4) million and $4 million for the fiscal years ended June 30, 2025, 2024 and 2023, respectively.
(c)Net of income tax expense (benefit) of $(7) million, $6 million and $(2) million for the fiscal years ended June 30, 2025, 2024 and 2023, respectively.
(d)Primarily consists of foreign currency translation adjustments.
The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)

		As of June 30,
	Notes	2025	2024
Assets:
Current assets:
Cash and cash equivalents		$2,403	$1,872
Receivables, net	2	1,562	1,420
Inventory, net		327	266
Other current assets		519	474
Current assets of discontinued operations		—	340
Total current assets		4,811	4,372
Non-current assets:
Investments	6	1,016	429
Property, plant and equipment, net	7	1,331	1,272
Operating lease right-of-use assets		789	805
Intangible assets, net	8	1,930	1,948
Goodwill	8	4,373	4,336
Deferred income tax assets, net	19	254	332
Other non-current assets	21	1,000	957
Non-current assets of discontinued operations		—	2,233
Total assets		$15,504	$16,684
Liabilities and Equity:
Current liabilities:
Accounts payable		$335	$254
Accrued expenses		1,036	986
Deferred revenue	4	498	483
Current borrowings	9	25	9
Other current liabilities	21	714	772
Current liabilities of discontinued operations		—	551
Total current liabilities		2,608	3,055
Non-current liabilities:
Borrowings	9	1,937	2,093
Retirement benefit obligations	17	117	125
Deferred income tax liabilities, net	19	57	21
Operating lease liabilities		904	912
Other non-current liabilities		492	472
Non-current liabilities of discontinued operations		—	995
Commitments and contingencies	16
Class A common stock(a)		4	4
Class B common stock(b)		2	2
Additional paid-in capital		11,058	11,254
Accumulated deficit		(747)	(1,889)
Accumulated other comprehensive loss	21	(1,543)	(1,251)
Total News Corporation stockholders’ equity		8,774	8,120
Noncontrolling interests		615	891
Total equity		9,389	9,011
Total liabilities and equity		$15,504	$16,684

(a)Class A common stock, $0.01 par value per share (“Class A Common Stock”), 1,500,000,000 shares authorized, 376,718,696 and 378,670,671 shares issued and outstanding, net of 27,368,413 treasury shares at par, at June 30, 2025 and June 30, 2024, respectively.
(b)Class B common stock, $0.01 par value per share (“Class B Common Stock”), 750,000,000 shares authorized, 188,666,990 and 190,423,250 shares issued and outstanding, net of 78,430,424 treasury shares at par, at June 30, 2025 and June 30, 2024, respectively.
The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

		For the fiscal years ended June 30,
	Notes	2025	2024	2023
Operating activities:
Net income		$1,340	$354	$187
Net (income) loss from discontinued operations, net of tax		(692)	25	41
Net income from continuing operations		648	379	228
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization		459	440	415
Operating lease expense		74	72	83
Equity losses of affiliates	6	15	6	127
Impairment charges	7,8	12	44	2
Deferred income taxes	19	83	31	12
Other, net		(107)	64	6
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets		(96)	(85)	(181)
Inventories, net		(46)	27	5
Accounts payable and other liabilities		(64)	(81)	80
Net cash provided by operating activities from continuing operations		978	897	777
Investing activities:
Capital expenditures		(407)	(357)	(347)
Proceeds from sales of property, plant and equipment		—	—	37
Acquisitions, net of cash acquired		(96)	(38)	(17)
Purchases of investments in equity affiliates and other		(154)	(96)	(124)
Proceeds from sales of investments in equity affiliates and other		274	81	50
Other, net		(23)	—	(22)
Net cash used in investing activities from continuing operations		(406)	(410)	(423)
Financing activities:
Borrowings	9	61	278	—
Repayment of borrowings	9	(203)	(409)	(65)
Repurchase of shares	12	(150)	(117)	(243)
Dividends paid		(185)	(172)	(174)
Other, net		(47)	(63)	(43)
Net cash used in financing activities from continuing operations		(524)	(483)	(525)
Cash flows from discontinued operations:
Net cash provided by operating activities from discontinued operations		156	201	314
Net cash provided by (used in) investing activities from discontinued operations		253	(114)	(151)
Net cash (used in) provided by financing activities from discontinued operations		(39)	42	24
Net cash provided by discontinued operations		370	129	187

Net change in cash and cash equivalents, including discontinued operations		418	133	16
Effect of exchange rate changes on cash and cash equivalents, including discontinued operations		25	(6)	(5)
Cash and cash equivalents, including discontinued operations, beginning of year		1,960	1,833	1,822
Cash and cash equivalents, including discontinued operations, end of year		2,403	1,960	1,833
Less: Cash and cash equivalents at end of period of discontinued operations		—	(88)	(72)
Cash and cash equivalents		$2,403	$1,872	$1,761
The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss		Total News Corporation Equity	Noncontrolling Interests		Total Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2022	388	$4	197	$2	$11,779	$(2,293)	$(1,270)		$8,222	$921		$9,143
Net income	—	—	—	—	—	149	—		149	38		187
Other comprehensive income (loss)	—	—	—	—	—	—	23		23	(18)		5
Dividends	—	—	—	—	(116)	—	—		(116)	(58)		(174)
Share repurchases	(10)	—	(5)	—	(240)	—	—		(240)	—		(240)
Other	2	—	—	—	26	—	—		26	(2)		24
Balance, June 30, 2023	380	4	192	2	11,449	(2,144)	(1,247)		8,064	881		8,945
Net income	—	—	—	—	—	266	—		266	88		354
Other comprehensive loss	—	—	—	—	—	—	(4)		(4)	(1)		(5)
Dividends	—	—	—	—	(114)	—	—		(114)	(58)		(172)
Share repurchases	(3)	—	(2)	—	(106)	(11)	—		(117)	—		(117)
Other	2	—	—	—	25	—	—		25	(19)		6
Balance, June 30, 2024	379	4	190	2	11,254	(1,889)	(1,251)		8,120	891		9,011
Net income	—	—	—	—	—	1,180	—		1,180	160		1,340
Other comprehensive loss	—	—	—	—	—	—	(292)	(a)	(292)	(33)		(325)
Dividends	—	—	—	—	(114)	—	—		(114)	(71)		(185)
Share repurchases	(4)	—	(1)	—	(113)	(37)	—		(150)	—		(150)
Other	2	—	—	—	31	(1)	—		30	(332)	(a)	(302)
Balance, June 30, 2025	377	$4	189	$2	$11,058	$(747)	$(1,543)		$8,774	$615		$9,389
(a)Primarily relates to the disposition of Foxtel.
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
As described below, on April 2, 2025, the Company completed the sale of the Foxtel Group (“Foxtel”). The assets and liabilities, results of operations and cash flows of Foxtel have been classified as discontinued operations for all periods presented. Furthermore, upon reclassification of Foxtel’s results, the Subscription Video Services segment ceased to be a reportable segment, and the residual results of the segment were aggregated into the News Media segment. Unless indicated otherwise, the information in the notes to the Consolidated Financial Statements relates to the Company’s continuing operations. See Note 3—Discontinued Operations.
Basis of Presentation
The accompanying consolidated financial statements of the Company, which are referred to herein as the “Consolidated Financial Statements,” have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The Company’s financial statements as of June 30, 2025 and 2024 and for the three fiscal years ended June 30, 2025 are presented on a consolidated basis.
The consolidated statements of operations are referred to herein as the “Statements of Operations.” The consolidated balance sheets are referred to herein as the “Balance Sheets.” The consolidated statements of cash flows are referred to herein as the “Statements of Cash Flows.”
The Company maintains a 52-53 week fiscal year ending on the Sunday closest to June 30 in each year. Fiscal 2025, fiscal 2024 and fiscal 2023 each included 52 weeks. All references to the fiscal years ended June 30, 2025, 2024 and 2023 relate to the fiscal years ended June 29, 2025, June 30, 2024 and July 2, 2023, respectively. For convenience purposes, the Company continues to date its consolidated financial statements as of June 30.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The Consolidated Financial Statements include the accounts of all majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions except those pertaining to Foxtel that are expected to continue after the sale have been eliminated in consolidation, including the intercompany portion of transactions with equity method investees.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and other investments that are readily convertible into cash with original maturities of three months or less. The Company’s cash and cash equivalents balance as of June 30, 2025 and 2024 also includes $280 million and $136 million, respectively, which is not readily accessible by the Company as it is held by REA Group Limited (“REA Group”), a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance. The Company classifies cash as restricted when the cash is unavailable for use in its general operations. The Company had no restricted cash as of June 30, 2025 and 2024.
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
Receivables, net consist of:

	As of June 30,
	2025	2024
	(in millions)
Receivables	$1,618	$1,478
Less: allowances	(56)	(58)
Receivables, net	$1,562	$1,420
The Company’s receivables did not represent significant concentrations of credit risk as of June 30, 2025 or June 30, 2024 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.
Inventory, Net
Inventory primarily consists of books and newsprint. Inventory for books and newsprint are valued at the lower of cost or net realizable value. Cost for inventory is determined by the weighted average cost method. The Company records a reserve for excess and obsolete inventory based upon a calculation using the historical usage rates, sales patterns of its products and specifically identified obsolete inventory.
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
The difference between the Company’s investment and its share of the fair value of the underlying net tangible assets of the investee upon acquisition is first allocated to either finite-lived intangibles, indefinite-lived intangibles or other assets and liabilities and the balance is attributed to goodwill. The Company follows ASC 350, Intangibles—Goodwill and Other (“ASC 350”) which requires that equity method finite-lived intangibles be amortized over their estimated useful life. Such amortization is reflected in Equity (losses) earnings of affiliates in the Statements of Operations. Indefinite-lived intangibles and goodwill are not amortized.

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
The Company determines the fair values of its derivatives using standard valuation models. The notional amounts of the derivative financial instruments do not necessarily represent amounts exchanged by the parties and, therefore, are not a direct measure of the Company’s exposure to the financial risks. The amounts exchanged are calculated by reference to the notional amounts and by other terms of the derivatives, such as interest rates. The Company does not view the fair values of its derivatives in isolation, but rather in relation to the fair values or cash flows of the underlying hedged transactions or other exposures. All of the Company’s derivatives are over-the-counter instruments with liquid markets. As the Company does not intend to settle any derivatives at their net positions, derivative instruments are presented gross in the Balance Sheets and do not reflect the impact of master netting agreements which allow the Company to net settle positive and negative positions with the same counterparty, if applicable. See Note 11—Financial Instruments and Fair Value Measurements.
The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of June 30, 2025, the Company did not anticipate nonperformance by any of the counterparties.
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
Leases
Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria. The Company’s operating leases primarily consist of real estate, including office space, warehouse space and printing facilities. The Company does not have any finance leases.
For operating leases, minimum lease payments, including minimum scheduled rent increases, are recognized as rent expense on a straight-line basis over the applicable lease terms. For finance leases, lease expense consists of the depreciation of the right-of-use asset, as well as interest expense recognized on the lease liability based on the effective interest method using the rate implicit in the lease or the Company’s incremental borrowing rate. A lease's term begins on the date that the Company obtains possession of the leased premises and goes through the expected lease termination date. See Note 10—Leases.

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
Goodwill and Intangible Assets
The Company has goodwill and intangible assets, including trademarks and tradenames, newspaper mastheads, publishing imprints, radio broadcast licenses, publishing rights and customer relationships. Goodwill is recorded as the difference between the cost of acquiring entities or businesses and amounts assigned to their tangible and identifiable intangible net assets. In accordance with ASC 350, the Company’s goodwill and indefinite-lived intangible assets are tested for impairment annually during the fourth quarter or earlier if events occur or circumstances change that would more likely than not reduce the fair values below their carrying amounts. Intangible assets with finite lives are amortized over their estimated useful lives. Refer to the Property, Plant and Equipment section above for discussion of impairment considerations for finite-lived intangible assets.
Goodwill is reviewed for impairment at a reporting unit level. Reporting units are determined based on an evaluation of the Company’s operating segments and the components making up those operating segments. For purposes of its goodwill impairment review, the Company has identified Dow Jones, REA Group, Move, Inc. (“Move”), HarperCollins, the Australian newspapers, the U.K. newspapers, Wireless Group plc (“Wireless Group”), the New York Post, Australian News Channel (“ANC”) and Storyful Limited (“Storyful”) as its reporting units.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Retirement Benefit Obligations
The Company provides defined benefit pension, postretirement healthcare and defined contribution benefits to the Company’s eligible employees and retirees. The Company accounts for its defined benefit pension, postretirement healthcare and defined contribution plans in accordance with ASC 715, Compensation—Retirement Benefits (“ASC 715”). The expense recognized by the Company is determined using certain assumptions, including the discount rate, expected long-term rate of return of pension assets and mortality rates, among others. The Company recognizes the funded status of its defined benefit plans (other than multiemployer plans) as either an asset or liability in the Balance Sheets and recognizes changes in the funded status in the year in which the changes occur through Accumulated other comprehensive loss in the Balance Sheets. The service cost component of net periodic benefit costs is recognized in Selling, general and administrative expenses while the non-service cost components of net periodic benefit costs are recognized in Other, net in the Statements of Operations. See Note 17—Retirement Benefit Obligations.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Treasury Stock
The Company accounts for treasury stock using the cost method. Upon the retirement of treasury stock, the Company allocates the value of treasury shares between common stock, additional paid-in capital and accumulated deficit. All shares repurchased to date under the 2021 Repurchase Program have been retired. See Note 12—Stockholders' Equity.
Revenue Recognition
Circulation and Subscription Revenues
Circulation and subscription revenues include subscription and single-copy sales of digital and print news products and information services subscription revenues. Circulation revenues are based on the number of copies of the printed news products (through home-delivery subscriptions and single-copy sales) and/or digital subscriptions sold, and the associated rates charged to the customers. Single-copy revenue is recognized at a point in time on the date the news products are sold to distribution outlets, net of provisions for related returns.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Contracts with Multiple Performance Obligations
The Company has certain revenue contracts which contain multiple performance obligations such as print and digital advertising bundles and digital and print newspaper subscription bundles. Revenues derived from sales contracts that contain multiple products and services are allocated based on the relative standalone selling price of each performance obligation to be delivered. Standalone selling price is typically determined based on prices charged to customers for the same or similar goods or services on a standalone basis. If observable standalone prices are not available, the Company estimates standalone selling price by maximizing the use of observable inputs to most accurately reflect the price of each individual performance obligation. Revenue is recognized as each performance obligation included in the contract is satisfied.
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
Advertising Expenses
The Company expenses advertising costs as incurred in accordance with ASC 720-35, Other Expenses—Advertising Cost. Advertising and promotional expenses recognized totaled $505 million, $491 million and $459 million for the fiscal years ended June 30, 2025, 2024 and 2023, respectively.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Income Taxes
The Company accounts for income taxes in accordance with ASC 740, Income Taxes (“ASC 740”). ASC 740 requires an asset and liability approach for financial accounting and reporting for income taxes. Under the asset and liability approach, deferred taxes are provided for the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Valuation allowances are established where management determines that it is more likely than not that some portion or all of a deferred tax asset will not be realized. The Company recognizes interest and penalty charges related to unrecognized tax benefits as income tax expense. See Note 19—Income Taxes.
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
Recently Issued Accounting Pronouncements
Adopted
In November 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The amendments in ASU 2023-07 expand public entities’ segment disclosures by requiring disclosure of significant segment expenses that are regularly provided to the chief operating decision maker and included within each reported measure of segment profit or loss, an amount and description of other segment items and expanded interim disclosures that align with those required annually, among other provisions. The Company adopted ASU 2023-07 on a retrospective basis as of June 30, 2025. Refer to Note 20—Segment Information for further discussion.
Issued
In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in ASU 2023-09 require disaggregated disclosure of material categories in effective tax rate reconciliations as well as disclosure of income taxes paid by specific domestic and foreign jurisdictions. Additionally, the amendments eliminate certain disclosures currently required under Topic 740. ASU 2023-09 is effective for the Company’s annual reporting periods beginning on July 1, 2025, with early adoption permitted. The Company is currently evaluating the impact ASU 2023-09 will have on its consolidated financial statements.
In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40): Disaggregation of Income Statement Expenses (“ASU 2024-03”). The amendments in ASU 2024-03 require public entities to disclose specified information about certain costs and expenses. ASU 2024-03 is effective for the Company’s annual reporting periods beginning on July 1, 2027 and interim reporting periods beginning on July 1, 2028, with early adoption permitted. The Company is currently evaluating the impact ASU 2024-03 will have on its consolidated financial statements.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). The amendments in ASU 2025-05 provide entities with a practical expedient to simplify the estimation of expected credit losses on current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, Revenue from Contracts with Customers (“ASC 606”) by allowing the assumption that current conditions as of the balance sheet date will not change during the remaining life of the asset. ASU 2025-05 is effective for the Company for its annual reporting periods beginning July 1, 2026, and interim reporting periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact ASU 2025-05 will have on its consolidated financial statements.
NOTE 3. DISCONTINUED OPERATIONS
Foxtel
During the second quarter of fiscal 2025, the Company entered into a definitive agreement to sell Foxtel to DAZN Group Limited (“DAZN”), a global sports streaming platform, and the transaction closed on April 2, 2025. Under the terms of the agreement, all amounts outstanding under Foxtel’s shareholder loans with News Corp (approximately $380 million) were repaid in full in cash at closing. Foxtel’s third-party borrowings transferred with the business, and News Corp received a minority equity interest in DAZN of approximately 6%, recorded at $648 million, and holds one seat on its Board of Directors. See Note 6—Investments. Telstra Group Ltd also sold its minority interest in Foxtel. The Company recorded a pre-tax gain of $716 million within Net income (loss) from discontinued operations, net of tax, in the fiscal year ended June 30, 2025 as a result of the sale.
The assets and liabilities, results of operations and cash flows of Foxtel have been classified as discontinued operations for all periods presented in accordance with ASC 205-20, Discontinued Operations (“ASC 205-20”), as the disposition reflects a strategic shift that has, and will have, a major effect on the Company’s operations and financial results. Upon reclassification of Foxtel’s results, the Company determined that the Subscription Video Services segment was no longer a reportable segment, and the residual results of the segment were aggregated into the News Media segment. News Media segment results have been recast to reflect this change for all periods presented. See Note 20—Segment Information.
In all periods presented, transactions between Foxtel and the continuing operations of the Company that are not expected to continue after the sale are eliminated, whereas those expected to continue are no longer eliminated.
The following table summarizes the results of operations from the discontinued operations of Foxtel for the fiscal years ended June 30, 2025, 2024 and 2023:

	For the fiscal years ended June 30,
	2025	2024	2023
	(in millions)
Revenues	$1,393	$1,908	$1,928
Operating expenses	(940)	(1,285)	(1,259)
Selling, general and administrative	(236)	(325)	(338)
Depreciation and amortization(a)	(156)	(294)	(299)
Impairment and restructuring charges	(2)	(5)	(29)
Interest expense, net	(51)	(67)	(51)
Other, net(b)	721	29	(2)
Income (loss) before income tax (expense) benefit	729	(39)	(50)
Income tax (expense) benefit	(37)	14	9
Net income (loss)	692	(25)	(41)
Net loss attributable to noncontrolling interests	8	22	27
Net income (loss) attributable to News Corporation stockholders	$700	$(3)	$(14)
(a)Depreciation and amortization is not recognized for long-lived assets subsequent to their classification as held for sale.
(b)For fiscal 2025, Other, net primarily consists of the $716 million pre-tax gain on the sale of Foxtel.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the major classes of assets and liabilities of Foxtel classified as discontinued operations as of June 30, 2024:

As of June 30, 2024
(in millions)
Assets:
Current assets:
Cash and cash equivalents	$88
Receivables, net	83
Inventory, net	30
Other current assets	139
Total current assets	340
Non-current assets:
Investments	1
Property, plant and equipment, net	642
Operating lease right-of-use assets	153
Intangible assets, net	374
Goodwill	850
Other non-current assets	213
Total non-current assets	$2,233
Total assets	$2,573

Liabilities:
Current liabilities:
Accounts payable	$60
Accrued expenses	245
Deferred revenue	68
Current borrowings	45
Other current liabilities	133
Total current liabilities	551
Non-current liabilities:
Borrowings	762
Deferred income tax liabilities, net	98
Operating lease liabilities	115
Other non-current liabilities	20
Total non-current liabilities	$995
Total liabilities	$1,546

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 4. REVENUES
Disaggregated Revenue
The following tables present the Company’s disaggregated revenues by type and segment for the fiscal years ended June 30, 2025, 2024 and 2023:

	For the fiscal year ended June 30, 2025
	Dow Jones	Digital Real Estate Services	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$1,884	$7	$—	$1,118	$—	$3,009
Advertising	396	151	—	820	—	1,367
Consumer	—	—	2,047	—	—	2,047
Real estate	—	1,410	—	—	—	1,410
Other	51	234	102	232	—	619
Total Revenues	$2,331	$1,802	$2,149	$2,170	$—	$8,452

	For the fiscal year ended June 30, 2024
	Dow Jones	Digital Real Estate Services	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$1,771	$10	$—	$1,128	$—	$2,909
Advertising	405	136	—	859	—	1,400
Consumer	—	—	2,000	—	—	2,000
Real estate	—	1,284	—	—	—	1,284
Other	55	228	93	283	—	659
Total Revenues	$2,231	$1,658	$2,093	$2,270	$—	$8,252

	For the fiscal year ended June 30, 2023
	Dow Jones	Digital Real Estate Services	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$1,689	$12	$—	$1,117	$—	$2,818
Advertising	413	140	—	920	—	1,473
Consumer	—	—	1,899	—	—	1,899
Real estate	—	1,189	—	—	—	1,189
Other	51	198	80	304	—	633
Total Revenues	$2,153	$1,539	$1,979	$2,341	$—	$8,012

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Contract Liabilities and Assets
The Company’s deferred revenue balance primarily relates to amounts received from customers for subscriptions paid in advance of the services being provided. The following table presents changes in the deferred revenue balance for the fiscal years ended June 30, 2025 and 2024:

	For the fiscal years ended June 30,
	2025	2024
	(in millions)
Beginning balance	$483	$554
Deferral of revenue	3,198	2,953
Recognition of deferred revenue(a)	(3,197)	(3,019)
Other	14	(5)
Ending balance	$498	$483
(a)For the fiscal years ended June 30, 2025 and 2024, the Company recognized approximately $451 million and $504 million, respectively, of revenue which was included in the opening deferred revenue balance.
The Company had contract assets of $53 million and $7 million as of June 30, 2025 and 2024, respectively.
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
During the fiscal year ended June 30, 2025, the Company recognized approximately $434 million in revenues related to performance obligations that were satisfied or partially satisfied in a prior reporting period. The remaining transaction price related to unsatisfied performance obligations as of June 30, 2025 was approximately $1,138 million, of which approximately $442 million is expected to be recognized during fiscal 2026, $295 million is expected to be recognized in fiscal 2027 and $125 million is expected to be recognized in fiscal 2028, with the remainder to be recognized thereafter. These amounts do not include (i) contracts with an expected duration of one year or less, (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage and (iii) variable consideration allocated to performance obligations accounted for under the series guidance that meets the allocation objective under ASC 606.
NOTE 5. RESTRUCTURING PROGRAMS
The Company recorded restructuring charges of $120 million, $89 million and $119 million for the fiscal years ended June 30, 2025, 2024 and 2023, respectively.
Fiscal 2025 Restructuring
The restructuring charges in fiscal 2025 primarily related to employee termination benefits.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Changes in restructuring program liabilities were as follows:

	One-time employee termination benefits	Other costs	Total
	(in millions)
Balance, June 30, 2022	$23	$41	$64
Additions	110	9	119
Payments	(86)	(9)	(95)
Other	1	—	1
Balance, June 30, 2023	$48	$41	$89
Additions	83	6	89
Payments	(106)	(12)	(118)
Other	(1)	—	(1)
Balance, June 30, 2024	$24	$35	$59
Additions	100	20	120
Payments	(75)	(9)	(84)
Other	(7)	—	(7)
Balance, June 30, 2025	$42	$46	$88
As of June 30, 2025 and June 30, 2024 restructuring liabilities of approximately $46 million and $33 million, respectively, were included in the Balance Sheet in Other current liabilities and $42 million and $26 million, respectively, were included in Other non-current liabilities.
NOTE 6. INVESTMENTS
The Company’s investments were comprised of the following:

	Ownership Percentage as of June 30, 2025	As of June 30,
		2025	2024
		(in millions)
Equity method investments(a)	various	$85	$215
Equity and other securities(b)	various	931	214
Total Investments		$1,016	$429
(a)Equity method investments include News UK’s joint venture with DMG Media. In December 2024, REA Group’s interest in PropertyGuru was acquired by a third party. A gain of approximately $87 million was recognized on the sale and recorded in Other, net. See Note 21—Additional Financial Information.
(b)Equity and other securities are primarily comprised of the Company’s interest in DAZN, certain investments in China, Nexxen International, Ltd., REA Group’s investment in Athena Home Loans and RipJar Ltd., an artificial intelligence-focused data analytics company. During fiscal 2025, the Company received an equity interest in DAZN of approximately 6%, recorded at $648 million, in connection with the sale of Foxtel. Refer to Note 3—Discontinued Operations for further discussion.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The components comprising total gains and losses on equity securities are set forth below:

	For the fiscal years ended June 30,
	2025	2024	2023
	(in millions)
Total gains (losses) recognized on equity securities	$21	$(13)	$(9)
Less: Net gains (losses) recognized on equity securities sold or impaired	—	—	2
Unrealized gains (losses) recognized on equity securities held at end of period	$21	$(13)	$(11)
Equity Losses of Affiliates
The Company’s share of the losses of its equity affiliates was $15 million, $6 million and $127 million for the fiscal years ended June 30, 2025, 2024 and 2023, respectively. In fiscal 2023, the losses primarily reflect the non-cash write-down of REA Group’s investment in PropertyGuru of approximately $81 million and losses from an investment in an Australian sports wagering venture.
NOTE 7. PROPERTY, PLANT AND EQUIPMENT

	Original Useful Lives	As of June 30,
		2025	2024
		(in millions)
Property, plant and equipment:
Land		$123	$121
Buildings and leaseholds	3 to 50 years	1,511	1,479
Machinery and equipment	2 to 20 years	752	782
Capitalized software	2 to 15 years	1,753	1,715
Construction in progress		113	86
Total Property, plant and equipment		4,252	4,183
Accumulated depreciation and amortization(a)		(2,921)	(2,911)
Total Property, plant and equipment, net		$1,331	$1,272
(a)Includes accumulated amortization of capitalized software of approximately $1,149 million and $1,175 million as of June 30, 2025 and 2024, respectively.
Depreciation and amortization related to property, plant and equipment was $361 million, $341 million and $309 million for the fiscal years ended June 30, 2025, 2024 and 2023, respectively. This includes amortization of capitalized software of $281 million, $252 million and $215 million for the fiscal years ended June 30, 2025, 2024 and 2023, respectively.
Fixed Asset Impairments
During the fiscal year ended June 30, 2024, the Company recognized non-cash impairment charges of $22 million at the News Media segment related to the write-down of fixed assets associated with the combination of News UK’s printing operations with those of DMG Media.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
The net carrying values of the Company’s intangible assets for the fiscal years ended June 30, 2025 and June 30, 2024 were as follows:

	As of June 30,
	2025	2024
	(in millions)
Intangible Assets Not Subject to Amortization
Trademarks and tradenames	$276	$267
Newspaper mastheads	281	281
Imprints	250	222
Radio broadcast licenses	123	113
Total intangible assets not subject to amortization	930	883
Intangible Assets Subject to Amortization
Publishing rights	267	285
Customer relationships	708	750
Other	25	30
Total intangible assets subject to amortization, net	1,000	1,065
Total Intangible assets, net	$1,930	$1,948
Information related to amortizable intangible assets and related accumulated amortization for the fiscal years ended June 30, 2025 and June 30, 2024 is summarized below:

	Useful lives	As of June 30,
		2025			2024
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
		(in millions)
Publishing rights(a)	3 to 30 years	$677	$410	$267	$658	$373	$285
Customer relationships(b)	3 to 25 years	1,373	665	708	1,357	607	750
Other(c)	3 to 15 years	125	100	25	125	95	30
Total		$2,175	$1,175	$1,000	$2,140	$1,075	$1,065
(a)The useful lives of publishing rights are primarily based on the weighted-average remaining contractual terms of the underlying publishing contracts and the Company’s estimates of the period within those terms that the asset is expected to generate a majority of its future cash flows.
(b)The useful lives of customer relationships are estimated by applying historical attrition rates and determining the resulting period over which a majority of the accumulated undiscounted cash flows related to the customer relationships are expected to be generated.
(c)The useful lives of other intangible assets represent the periods over which these intangible assets are expected to contribute directly or indirectly to the Company’s future cash flows.
Amortization expense related to amortizable intangible assets was $98 million, $99 million and $106 million for the fiscal years ended June 30, 2025, 2024 and 2023, respectively.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Based on the current amount of amortizable intangible assets, the estimated amortization expense for each of the succeeding five fiscal years is as follows:

As of June 30, 2025
(in millions)
Fiscal 2026	$97
Fiscal 2027	92
Fiscal 2028	88
Fiscal 2029	83
Fiscal 2030	79
The changes in the carrying value of goodwill, by segment, are as follows:

	Dow Jones	Digital Real Estate Services	Book Publishing	News Media	Total Goodwill
	(in millions)
Balance, June 30, 2023	$2,195	$1,542	$413	$141	$4,291
Acquisitions	—	60	—	—	60
Impairments	—	—	—	(9)	(9)
Foreign exchange and other	—	2	(7)	(1)	(6)
Balance, June 30, 2024	$2,195	$1,604	$406	$131	$4,336
Acquisitions	44	(8)	16	—	52
Foreign exchange and other	—	(21)	2	4	(15)
Balance, June 30, 2025	$2,239	$1,575	$424	$135	$4,373
The carrying amount of goodwill as of June 30, 2025 and 2024 both reflected accumulated impairments of $3.9 billion principally relating to impairments at the Dow Jones and News Media segments that were recognized prior to the Company’s separation of its businesses from Twenty-First Century Fox, Inc. (“21st Century Fox”) on June 28, 2013 (the “Separation”).
Annual Impairment Assessments
In accordance with ASC 350, the Company’s goodwill and indefinite-lived intangible assets are tested for impairment annually in the fourth quarter or earlier if events occur or circumstances change that would more likely than not reduce the fair values below their carrying amounts. See Note 2—Summary of Significant Accounting Policies.
Fiscal 2025
The performance of the Company’s annual impairment analysis resulted in no impairments of indefinite-lived intangible assets or goodwill in fiscal 2025. The Company utilized the qualitative assessment for certain of its reporting units and indefinite-lived intangible assets. The qualitative tests performed considered various factors since the performance of the last quantitative test, including, but not limited to, macroeconomic conditions, industry and company-specific trends and parent company share price performance. Significant unobservable inputs utilized in the income approach valuation method for quantitative assessments were discount rates (ranging from 8.0% to 17.0%), long-term growth rates (ranging from 2.0% to 3.0%) and royalty rates (ranging from 0.25% to 5.0%). Significant unobservable inputs utilized in the market approach valuation method for quantitative assessments were EBITDA and revenue multiples from guideline public companies operating in similar industries (ranging from 5.0x to 10.0x and 2.0x to 2.8x, respectively) and control premiums (ranging from 5.0% to 10.0%). Significant increases (decreases) in royalty rates, growth rates, control premiums and multiples, assuming no change in discount rates, would result in a significantly higher (lower) fair value measurement. Significant decreases (increases) in discount rates, assuming no changes in royalty rates, growth rates, control premiums and multiples, would result in a significantly higher (lower) fair value measurement.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Fiscal 2024
The performance of the Company’s annual impairment analysis resulted in impairments of $18 million to an indefinite-lived intangible asset and goodwill in fiscal 2024. Significant unobservable inputs utilized in the income approach valuation method for quantitative assessments were discount rates (ranging from 8.0% to 18.5%), long-term growth rates (ranging from 1.0% to 3.5%) and royalty rates (ranging from 0.25% to 7.0%). Significant unobservable inputs utilized in the market approach valuation method for quantitative assessments were EBITDA and revenue multiples from guideline public companies operating in similar industries (ranging from 5.5x to 11.8x and 2.0x to 2.8x, respectively) and control premiums (ranging from 5.0% to 10.0%). Significant increases (decreases) in royalty rates, growth rates, control premiums and multiples, assuming no change in discount rates, would result in a significantly higher (lower) fair value measurement. Significant decreases (increases) in discount rates, assuming no changes in royalty rates, growth rates, control premiums and multiples, would result in a significantly higher (lower) fair value measurement.
Fiscal 2023
The performance of the Company’s annual impairment analysis resulted in impairments of $2 million to indefinite-lived intangible assets and no impairments to goodwill in fiscal 2023. Significant unobservable inputs utilized in the income approach valuation method for quantitative assessments were discount rates (ranging from 8.5% to 18.0%), long-term growth rates (ranging from 1.0% to 3.5%) and royalty rates (ranging from 0.25% to 7.0%). Significant unobservable inputs utilized in the market approach valuation method for quantitative assessments were EBITDA and revenue multiples from guideline public companies operating in similar industries (ranging from 6.0x to 11.5x and 2.0x to 2.8x, respectively) and control premiums (ranging from 5.0% to 10.0%). Significant increases (decreases) in royalty rates, growth rates, control premiums and multiples, assuming no change in discount rates, would result in a significantly higher (lower) fair value measurement. Significant decreases (increases) in discount rates, assuming no changes in royalty rates, growth rates, control premiums and multiples, would result in a significantly higher (lower) fair value measurement.
NOTE 9. BORROWINGS
The Company’s total borrowings consist of the following:

	Interest rate at June 30, 2025	Maturity at June 30, 2025	As of June 30, 2025	As of June 30, 2024
			(in millions)
News Corporation
2022 Term loan A(a)	5.774%	Mar 31, 2027	475	484
2022 Senior notes	5.125%	Feb 15, 2032	494	493
2021 Senior notes	3.875%	May 15, 2029	993	991
REA Group(b)
2024 REA credit facility — tranche 1(c)	5.10%	Sep 15, 2028	—	—
2024 REA credit facility — tranche 2(d)	N/A	N/A	—	79
2024 Subsidiary facility(e)	N/A	N/A	—	55
Total borrowings			1,962	2,102
Less: current portion(f)			(25)	(9)
Long-term borrowings			1,937	2,093
(a)The Company entered into an interest rate swap derivative to fix the floating rate interest component of its Term A Loans at 2.083%. For the three months ended June 30, 2025, the Company was paying interest at an effective interest rate of 3.458%. See Note 11—Financial Instruments and Fair Value Measurements.
(b)These borrowings were incurred by REA Group and certain of its subsidiaries (REA Group and certain of its subsidiaries, the “REA Debt Group”), consolidated but non wholly-owned subsidiaries of News Corp, and are only guaranteed by the REA Debt Group and are non-recourse to News Corp.
(c)As of June 30, 2025, REA Group had total undrawn commitments of A$400 million available under this facility.
(d)This facility was terminated by REA Group during the fiscal year ended June 30, 2025, with the amount outstanding repaid using proceeds from the sale of REA Group’s interest in PropertyGuru. See Note 6—Investments.
(e)This facility was terminated by REA Group during the fiscal year ended June 30, 2025, with the amount outstanding repaid using capacity available under the 2024 REA Credit Facility.
(f)The current portion of long term debt relates to required principal repayments on the 2022 Term Loan A.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
News Corporation Borrowings
As of June 30, 2025, News Corporation had (i) borrowings of $1,962 million, including the current portion, consisting of its outstanding 2021 Senior Notes, 2022 Senior Notes (collectively, the “Senior Notes”) and Term A Loans, and (ii) $750 million of undrawn commitments available under the Revolving Facility.
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
Interest on borrowings is based on either (a) an Alternative Currency Term Rate formula, (b) a Term SOFR formula, (c) an Alternative Currency Daily Rate formula ((a) through (c) each, a “Relevant Rate”) or (d) the Base Rate formula, each as set forth in the 2022 Credit Agreement. The applicable margin for borrowings under the Facilities and the commitment fee for undrawn balances under the Revolving Facility vary based on the Company’s adjusted operating income net leverage ratio. At June 30, 2025, the Company was paying commitment fees of 0.2% and an applicable margin of 0.375% for a Base Rate borrowing and 1.375% for a Relevant Rate borrowing.
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
REA Group Debt
As of June 30, 2025, REA Group had A$400 million of undrawn commitments available under its unsecured syndicated credit facility (the “2024 REA Credit Facility”). During the fiscal year ended June 30, 2025, REA Group (i) terminated its A$83 million 2024 Subsidiary Facility and repaid the amount outstanding using capacity available under the 2024 REA Credit Facility and (ii) terminated its A$200 million 2024 REA Credit Facility—tranche 2 and repaid the amount outstanding using proceeds from the sale of REA Group’s interest in PropertyGuru. REA Group is a consolidated but non wholly-owned subsidiary of News Corp, and its indebtedness is only guaranteed by REA Group and certain of its subsidiaries and is non-recourse to News Corp.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Borrowings under the 2024 REA Credit Facility—tranche 1 accrue interest at a rate of the Australian BBSY plus a margin of between 1.45% and 2.35%, depending on REA Group’s net leverage ratio. Tranche 1 carries a commitment fee of 40% of the applicable margin on any undrawn balance. REA Group may request increases in the amount of the 2024 REA Credit Facility up to a maximum amount of A$500 million, subject to the terms and limitations set forth in the syndicated facility agreement.
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
Covenants
The Company’s borrowings and those of its consolidated subsidiaries contain customary representations, covenants and events of default, including those discussed above. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the applicable debt agreements may be declared immediately due and payable. The Company was in compliance with all such covenants at June 30, 2025.
Future Maturities
The following table summarizes the Company’s debt maturities, excluding debt issuance costs, as of June 30, 2025:

As of June 30, 2025
(in millions)
Fiscal 2026	$25
Fiscal 2027	450
Fiscal 2028	—
Fiscal 2029	1,000
Fiscal 2030	—
Thereafter	500
NOTE 10. LEASES
Summary of Leases
The Company’s operating leases primarily consist of real estate, including office space, warehouse space and printing facilities, and generally include options to extend the lease term or terminate the lease. Such options do not impact the Company’s lease term assessment until the Company is reasonably certain that the option will be exercised.
Certain of the Company’s leases include rent adjustments which may be indexed to various metrics, including the consumer price index or other inflationary indexes. As a general matter, the Company’s real estate lease arrangements typically require adjustments resulting from changes in real estate taxes and other costs to operate the leased asset.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The total lease cost for operating leases included in the Statements of Operations was as follows:

		For the fiscal years ended June 30,
		2025	2024	2023
	Income Statement Location	(in millions)
Operating lease costs	Selling, general and administrative	$106	$104	$110
Operating lease costs	Operating expenses	10	10	9
Short term lease costs	Operating expenses	23	21	16
Variable lease costs	Selling, general and administrative	27	24	22
Total lease costs		$166	$159	$157
Additional information related to the Company’s operating leases under ASC 842, Leases:

	As of June 30,
	2025	2024
Weighted-average remaining lease term	13.5 years	14.1 years
Weighted-average incremental borrowing rate	5.32%	5.28%

	For the fiscal years ended June 30,
	2025	2024	2023
	(in millions)
Cash paid - Operating lease liabilities	$138	$134	$132
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	33	13	238
Future minimum lease payments as of June 30, 2025 are as follows:

As of June 30, 2025
Operating Leases
(in millions)
Fiscal 2026	$120
Fiscal 2027	128
Fiscal 2028	89
Fiscal 2029	76
Fiscal 2030	89
Thereafter	921
Total future minimum lease payments	$1,423
Less: interest	(445)
Present value of minimum payments	$978
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
Under ASC 820, certain assets and liabilities are required to be remeasured to fair value at the end of each reporting period. The following table summarizes those assets and liabilities measured at fair value on a recurring basis:

	As of June 30, 2025				As of June 30, 2024
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Interest rate derivatives—cash flow hedges	$—	$12	$—	$12	$—	$28	$—	$28
Equity and other securities	67	50	814	931	53	39	122	214
Total assets	$67	$62	$814	$943	$53	$67	$122	$242
Equity and Other Securities
The fair values of equity and other securities with quoted prices in active markets, which are classified as Level 1 in the fair value hierarchy outlined above, and those that rely on significant observable inputs other than quoted prices in active markets, which are classified as Level 2 in the fair value hierarchy outlined above, are determined based on the closing price at the end of each reporting period. The fair values of equity and other securities without readily determinable fair market values are determined based on cost, less any impairment, plus or minus changes in fair value resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. These securities are classified as Level 3 in the fair value hierarchy outlined above.
A rollforward of the Company’s equity and other securities classified as Level 3 is as follows:

	For the fiscal years ended June 30,
	2025	2024
	(in millions)
Balance—beginning of year	$122	$130
Additions(a)	690	4
Returns of capital	(5)	(4)
Measurement adjustments	1	—
Foreign exchange and other	6	(8)
Balance—end of year	$814	$122
(a)The additions for the fiscal year ended June 30, 2025 primarily relate to the $648 million investment in DAZN in connection with the sale of Foxtel. Refer to Note 3—Discontinued Operations for further discussion.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Derivatives are classified as current or non-current in the Balance Sheets based on their maturity dates. Refer to the table below for further details:

		Fair value as of June 30,
	Balance Sheet Classification	2025	2024
		(in millions)
Interest rate derivatives—cash flow hedges	Other current assets	$7	$14
Interest rate derivatives—cash flow hedges	Other non-current assets	5	14
Cash Flow Hedges
The Company utilizes interest rate derivatives to mitigate interest rate risk in relation to future interest payments.
The total notional value of interest rate swap derivatives designated for hedging was approximately $475 million as of June 30, 2025 for News Corporation borrowings. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to March 2027. As of June 30, 2025, the Company estimates that approximately $8 million of net derivative gains related to its interest rate swap derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next twelve months.
The following tables present the impact that changes in the fair values had on Accumulated other comprehensive loss and the Statements of Operations during the fiscal years ended June 30, 2025, 2024 and 2023 for derivatives designated as cash flow hedges:
Gains (losses) recognized in Accumulated other comprehensive loss for the fiscal years ended June 30, 2025, 2024 and 2023, by derivative instrument:

	For the fiscal years ended June 30,
	2025	2024	2023
	(in millions)
Interest rate derivatives—cash flow hedges	$(3)	$10	$29
(Gains) losses reclassified from Accumulated other comprehensive loss into the Statements of Operations for the fiscal years ended June 30, 2025, 2024 and 2023, by derivative instrument:

	Income Statement Classification	For the fiscal years ended June 30,
		2025	2024	2023
		(in millions)
Interest rate derivatives—cash flow hedges	Interest expense, net	$(13)	$(17)	$(9)
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are remeasured at fair value on a recurring basis, the Company has certain assets, primarily goodwill, intangible assets, property, plant and equipment, investments in equity securities without readily determinable fair values and equity method investments that are not required to be remeasured to fair value at the end of each reporting period. On an ongoing basis, the Company monitors whether events occur or circumstances change that would more likely than not reduce the fair values of these assets below their carrying amounts. If the Company determines that these assets are impaired, the Company would write down these assets to fair value. These nonrecurring fair value measurements are considered to be Level 3 in the fair value hierarchy.
Other Fair Value Measurements
As of June 30, 2025, the carrying value of the Company’s outstanding borrowings approximates the fair value. The 2022 Senior Notes and the 2021 Senior Notes are classified as Level 2 and the remaining borrowings are classified as Level 3 in the fair value hierarchy.

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
Common Stock and Preferred Stock
Shares Outstanding—As of June 30, 2025, the Company had approximately 377 million shares of Class A Common Stock outstanding at a par value of $0.01 per share and approximately 189 million shares of Class B Common Stock outstanding at a par value of $0.01 per share. As of June 30, 2025, the Company had no shares of Series Common Stock or Preferred Stock outstanding.
Dividends—The following table summarizes the dividends declared and paid per share on both the Company’s Class A Common Stock and Class B Common Stock:

	For the fiscal years ended June 30,
	2025	2024	2023
Cash dividends paid per share	$0.20	$0.20	$0.20
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
Voting Rights—Holders of the Company’s Class A Common Stock are entitled to vote only in the limited circumstances set forth in the Company’s Restated Certificate of Incorporation (the “Charter”). Holders of the Company’s Class B Common Stock are generally entitled to one vote for each share held of record on all matters submitted to a vote of the stockholders.
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
Stock Repurchases
On September 22, 2021, the Company announced a stock repurchase program authorizing the Company to purchase up to $1 billion in the aggregate of the Company’s outstanding Class A Common Stock and Class B Common Stock (the “2021 Repurchase Program”). As of June 30, 2025, the remaining authorized amount under the 2021 Repurchase Program was approximately $310 million.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Stock repurchases under the 2021 Repurchase Program commenced on November 9, 2021. The following table summarizes the shares repurchased and subsequently retired and the related consideration paid during the fiscal years ended June 30, 2025, 2024 and 2023:

	For the fiscal years ended June 30,
	2025		2024		2023
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions)
Class A Common Stock	3.5	$97	3.4	$79	9.5	$159
Class B Common Stock	1.8	53	1.6	38	4.7	81
Total	5.3	$150	5.0	$117	14.2	$240
On July 15, 2025, the Company announced a new stock repurchase program authorizing the Company to purchase up to $1 billion in the aggregate of the Company’s outstanding Class A Common Stock and Class B Common Stock (the “2025 Repurchase Program” and, together with the 2021 Repurchase Program, the “Stock Repurchase Programs”), which is in addition to the remaining authorized amount under the 2021 Repurchase Program.
The manner, timing, number and share price of any repurchases under the Stock Repurchase Programs will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market conditions, applicable securities laws, alternative investment opportunities and other factors. The Stock Repurchase Programs have no time limit and may be modified, suspended or discontinued at any time.
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
The following table summarizes the Company’s equity-based compensation expense reported in the Statements of Operations:

	For the fiscal years ended June 30,
	2025	2024	2023
	(in millions)
Total equity compensation expense	$84	$91	$87
As of June 30, 2025, the total compensation cost not yet recognized for all unvested awards held by participants was approximately $68 million and is expected to be recognized over a weighted average period of between one and two years. The total intrinsic value of all outstanding awards was approximately $232 million as of June 30, 2025.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The tax benefit recognized on PSUs and RSUs for participants that vested during the applicable fiscal year was $13 million, $14 million and $11 million for the fiscal years ended June 30, 2025, 2024 and 2023, respectively.
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
During fiscal 2025, 2024 and 2023, certain participants in the 2013 LTIP received grants of PSUs which have a three-year performance measurement period. The number of shares that will be issued upon vesting of these PSUs can range from 0% to 200% of the target award, subject to three-year performance conditions based on a combination of cumulative business-unit-specific revenue, EBITDA and free cash flow, or the Company’s cumulative earnings per share, cumulative free cash flow and three-year total stockholder return relative to the individual companies that comprise the S&P 1500 Media Index. Vesting of the awards is generally subject to the participants’ continued service with the Company through the applicable vesting date.
The following table summarizes information related to grants of PSUs during the fiscal years ended June 30, 2025, 2024 and 2023:

	For the fiscal years ended June 30,
	2025	2024	2023
	(in millions)
Class A Common Stock-settled PSUs granted	0.7	0.7	0.8
Cash-settled PSUs(a) granted	0.3	0.5	0.5
Total PSUs granted	1.0	1.2	1.3
(a)Granted to executive Directors and to employees in certain foreign locations and settled in cash, assuming performance conditions are met.
The following table summarizes information related to vests of PSUs during the fiscal years ended June 30, 2025, 2024 and 2023:

	For the fiscal years ended June 30,
	2025		2024		2023
	Shares	Settlement Value(a)	Shares	Settlement Value(a)	Shares	Settlement Value(a)
	(in millions)
Class A Common Stock-settled PSUs vested	0.5	$12	1.3	$28	1.5	$27
Cash-settled PSUs vested	0.4	13	1.1	24	1.2	24
Total PSUs vested	0.9	$25	2.4	$52	2.7	$51
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
During fiscal 2025, 2024 and 2023, certain participants in the 2013 LTIP received grants of time-vested RSUs. Vesting of the awards is generally subject to the participants’ continued service with the Company through the applicable vesting date. These RSUs generally have graded vesting, primarily over three years.
The following table summarizes information related to grants of RSUs during the fiscal years ended June 30, 2025, 2024 and 2023:

	For the fiscal years ended June 30,
	2025	2024	2023
	(in millions)
Class A Common Stock-settled RSUs granted	2.1	2.6	3.4
Cash-settled RSUs(a) granted	0.4	0.5	0.6
Total RSUs granted	2.5	3.1	4.0
(a)Granted to executive Directors and to employees in certain foreign locations.
The following table summarizes information related to vests of RSUs during the fiscal years ended June 30, 2025, 2024 and 2023:

	For the fiscal years ended June 30,
	2025		2024		2023
	Shares	Settlement Value(a)	Shares	Settlement Value(a)	Shares	Settlement Value(a)
	(in millions)
Class A Common Stock-settled RSUs vested	2.2	$59	2.3	$50	2.0	$39
Cash-settled RSUs vested	0.5	13	0.5	11	0.6	10
Total RSUs vested	2.7	$72	2.8	$61	2.6	$49
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the activity related to the target PSUs and RSUs granted to participants that will be settled in shares of the Company (PSUs and RSUs in thousands):

	Fiscal 2025		Fiscal 2024		Fiscal 2023
	Number of shares	Weighted average grant-date fair value	Number of shares	Weighted average grant-date fair value	Number of shares	Weighted average grant-date fair value
PSUs and RSUs
Unvested units at beginning of the year	6,256	$20.73	6,764	$19.40	6,297	$18.65
Granted(a)	2,705	27.65	3,885	20.66	4,665	18.13
Vested	(2,639)	21.26	(3,632)	18.31	(3,487)	16.32
Cancelled(b)	(507)	23.73	(761)	20.12	(711)	19.59
Unvested units at the end of the year	5,815	$23.34	6,256	$20.73	6,764	$19.40
(a)For fiscal 2025, includes 0.7 million target PSUs and 2.1 million RSUs granted and a payout adjustment of (0.1) million PSUs due to the actual performance level achieved for PSUs granted in fiscal 2022 that vested during fiscal 2025.
For fiscal 2024, includes 0.7 million target PSUs and 2.6 million RSUs granted and a payout adjustment of 0.6 million PSUs due to the actual performance level achieved for PSUs granted in fiscal 2021 that vested during fiscal 2024.
For fiscal 2023, includes 0.8 million target PSUs and 3.4 million RSUs granted and a payout adjustment of 0.5 million PSUs due to the actual performance level achieved for PSUs granted in fiscal 2020 that vested during fiscal 2023.
(b)For fiscal 2025, includes 0.1 million of target PSUs and 0.4 million RSUs cancelled.
For fiscal 2024, includes 0.1 million of target PSUs and 0.7 million RSUs cancelled.
For fiscal 2023, includes 0.1 million of target PSUs and 0.6 million RSUs cancelled.
NOTE 14. EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share under ASC 260, Earnings per Share:

	For the fiscal years ended June 30,
	2025	2024	2023
	(in millions, except per share amounts)
Net income from continuing operations	$648	$379	$228
Net income (loss) from discontinued operations, net of tax	692	(25)	(41)
Net income	1,340	354	187
Net income attributable to noncontrolling interests from continuing operations	(168)	(110)	(65)
Net loss attributable to noncontrolling interests from discontinued operations	8	22	27
Net income attributable to News Corporation stockholders	$1,180	$266	$149

Weighted-average number of shares of common stock outstanding—basic	567.7	571.2	576.4
Dilutive effect of equity awards	2.2	2.3	2.4
Weighted-average number of shares of common stock outstanding—diluted	569.9	573.5	578.8

Net income (loss) attributable to News Corporation stockholders per share:
Basic:
Continuing operations	$0.85	$0.47	$0.28
Discontinued operations	1.23	—	(0.02)
	$2.08	$0.47	$0.26
Diluted:
Continuing operations	$0.84	$0.47	$0.28
Discontinued operations	1.23	(0.01)	(0.02)
	$2.07	$0.46	$0.26

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15. RELATED PARTY TRANSACTIONS
Related Party Transactions
In the ordinary course of business, the Company enters into transactions with related parties to purchase and/or sell advertising and administrative services.
The following table sets forth the net revenue (expense) from related parties included in the Statements of Operations:

	For the fiscal years ended June 30,
	2025	2024	2023
	(in millions)
Related party revenue (expense), net	$(53)	$(27)	$(9)
The following table sets forth the amount of receivables due from and payables due to related parties outstanding on the Balance Sheets:

	As of June 30,
	2025	2024
	(in millions)
Accounts receivable from related parties	$14	$11
Accounts payable to related parties	16	9
In addition, refer to Note 16—Commitments and Contingencies for discussion of the U.K. Newspaper Matters.
NOTE 16. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has commitments under certain firm contractual arrangements to make future payments. These firm commitments secure the current and future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2025:

	As of June 30, 2025
	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(in millions)
Purchase obligations(a)	$415	$437	$88	$94	$1,034
Operating leases(b)	117	208	146	860	1,331
Borrowings(c)	25	450	1,000	500	1,975
Interest payments on borrowings(d)	81	144	90	51	366
Total commitments and contractual obligations	$638	$1,239	$1,324	$1,505	$4,706
(a)The Company has commitments under purchase obligations related to technology infrastructure services, marketing agreements, content licensing costs and other legally binding commitments.
(b)The Company leases office facilities, warehouse facilities, printing plants and equipment. These leases, which are classified as operating leases, are expected to be paid at certain dates through fiscal 2048. Amounts reflected represent only the Company’s lease obligations for which it has firm commitments.
(c)See Note 9—Borrowings.
(d)Reflects the Company’s expected future interest payments based on borrowings outstanding and interest rates applicable at June 30, 2025. Such rates are subject to change in future periods. See Note 9—Borrowings.
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
Dow Jones
Beginning in August 2024, a number of purported class action complaints have been filed in the U.S. District Court for the Northern District of Illinois against certain pipe converters, distributors and the Company’s subsidiary, Oil Price Information Service, LLC (“OPIS”), alleging violations of federal and state antitrust laws. The complaints seek treble damages, injunctive relief and attorneys’ fees and costs. In May 2025, the Company entered into a settlement which would resolve the complaints. The settlement received preliminary court approval in July 2025 but remains subject to final approval.
In addition, (i) in January 2025, OPIS received a grand jury subpoena issued by the U.S. District Court for the Northern District of California, from the U.S. Department of Justice Antitrust Division, and (ii) in April 2025, OPIS received a civil investigative demand (“CID”) from a state attorney general. Both the subpoena and the CID call for production of documents related to PVC pipe, including documents relating to the publication of the PVC and Pipe Weekly Report. OPIS is complying with its obligations under the subpoena and CID.
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
The net expense related to the U.K. Newspaper Matters in Selling, general and administrative was $9 million, $8 million and $16 million for the fiscal years ended June 30, 2025, June 30, 2024 and June 30, 2023, respectively. As of June 30, 2025, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred, including liabilities associated with employment taxes, and has accrued approximately $17 million. The amount to be indemnified by FOX of approximately $29 million was recorded as a receivable in Other current assets on the Balance Sheet as of June 30, 2025. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.
The Company is not able to predict the ultimate outcome or cost of the civil claims. It is possible that these proceedings and any adverse resolution thereof could damage its reputation, impair its ability to conduct its business and adversely affect its results of operations and financial condition.
NOTE 17. RETIREMENT BENEFIT OBLIGATIONS
The Company’s employees participate in various defined benefit pension and postretirement plans sponsored by the Company and its subsidiaries. Plans in the U.S., U.K., Australia, and other foreign plans are accounted for as defined benefit pension plans. Accordingly, the funded and unfunded position of each plan is recorded in the Balance Sheets. Actuarial gains and losses that have not yet been recognized through net income are recorded in Accumulated other comprehensive loss, net of taxes, until they are amortized as a component of net periodic benefit cost. The determination of benefit obligations and the recognition of expenses related to the plans are dependent on various assumptions. The major assumptions primarily relate to discount rates, expected long-term rates of return on plan assets and mortality rates. Management develops each assumption using relevant company experience in conjunction with market-related data for each individual country in which such plans exist. The funded status of the plans can change from year to year, but the assets of the funded plans have been sufficient to pay all benefits that came due in each of fiscal 2025, 2024 and 2023.
Summary of Funded Status
The Company uses a June 30 measurement date for all pension and postretirement benefit plans. The combined domestic and foreign pension and postretirement benefit plans resulted in a net pension and postretirement benefits asset (liability) of $38 million and $12 million at June 30, 2025 and 2024, respectively. The Company recognized these amounts in the Balance Sheets at June 30, 2025 and 2024 as follows:

	Pension Benefits
	Domestic		Foreign		Postretirement benefits		Total
	2025	2024	2025	2024	2025	2024	2025	2024
	(in millions)
Other non-current assets	$—	$—	$165	$147	$—	$—	$165	$147
Other current liabilities	—	—	(3)	(3)	(7)	(7)	(10)	(10)
Retirement benefit obligations	(19)	(28)	(50)	(48)	(48)	(49)	(117)	(125)
Net asset (liability) recognized	$(19)	$(28)	$112	$96	$(55)	$(56)	$38	$12

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the change in the projected benefit obligation, change in the fair value of the Company’s plan assets and funded status:

	Pension Benefits
	Domestic		Foreign		Postretirement Benefits		Total
	As of June 30,
	2025	2024	2025	2024	2025	2024	2025	2024
	(in millions)
Projected benefit obligation, beginning of the year	$228	$241	$590	$646	$56	$59	$874	$946
Service cost	—	—	1	1	—	—	1	1
Interest cost	12	13	29	33	3	3	44	49
Benefits paid	(26)	(22)	(40)	(35)	(7)	(7)	(73)	(64)
Settlements(a)	—	—	(6)	(54)	—	—	(6)	(54)
Actuarial (gain) loss	6	(4)	(20)	3	2	1	(12)	—
Foreign exchange rate changes	—	—	44	(4)	1	—	45	(4)
Projected benefit obligation, end of the year	220	228	598	590	55	56	873	874
Change in the fair value of plan assets for the Company’s benefit plans:
Fair value of plan assets, beginning of the year	200	204	686	729	—	—	886	933
Actual return on plan assets	10	6	14	39	—	—	24	45
Employer contributions	17	12	3	11	—	—	20	23
Benefits paid	(26)	(22)	(40)	(35)	—	—	(66)	(57)
Settlements(a)	—	—	(6)	(54)	—	—	(6)	(54)
Foreign exchange rate changes	—	—	53	(4)	—	—	53	(4)
Fair value of plan assets, end of the year	201	200	710	686	—	—	911	886
Funded status	$(19)	$(28)	$112	$96	$(55)	$(56)	$38	$12
(a)Amounts related to payments made to former employees of the Company in full settlement of their pension benefits.
Amounts recognized in Accumulated other comprehensive loss consist of:

	Pension Benefits
	Domestic		Foreign		Postretirement Benefits		Total
	As of June 30,
	2025	2024	2025	2024	2025	2024	2025	2024
	(in millions)
Actuarial losses (gains)	$118	$116	$331	$315	$(6)	$(8)	$443	$423
Prior service cost (benefit)	—	—	7	7	(20)	(24)	(13)	(17)
Net amounts recognized	$118	$116	$338	$322	$(26)	$(32)	$430	$406
Accumulated pension benefit obligations as of June 30, 2025 and 2024 were $818 million and $816 million, respectively.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Below is information about funded and unfunded pension plans:

	Domestic Pension Benefits
	Funded Plans		Unfunded Plans		Total
	As of June 30,
	2025	2024	2025	2024	2025	2024
	(in millions)
Projected benefit obligation	$213	$221	$7	$7	$220	$228
Accumulated benefit obligation	213	221	7	7	220	228
Fair value of plan assets	201	200	—	—	201	200

	Foreign Pension Benefits
	Funded Plans		Unfunded Plans		Total
	As of June 30,
	2025	2024	2025	2024	2025	2024
	(in millions)
Projected benefit obligation	$545	$540	$53	$50	$598	$590
Accumulated benefit obligation	545	538	53	50	598	588
Fair value of plan assets	710	686	—	—	710	686
The accumulated benefit obligation exceeds the fair value of plan assets for all domestic pension plans.
Below is information about foreign pension plans in which the accumulated benefit obligation exceeds the fair value of the plan assets:

	Foreign Pension Benefits
	Funded Plans		Unfunded Plans		Total
	As of June 30,
	2025	2024	2025	2024	2025	2024
	(in millions)
Projected benefit obligation	$—	$—	$53	$50	$53	$50
Accumulated benefit obligation	—	—	53	50	53	50
Fair value of plan assets	—	—	—	—	—	—
Summary of Net Periodic Benefit Costs
The Company recorded $10 million, $28 million and $13 million in net periodic benefit costs in the Statements of Operations for the fiscal years ended June 30, 2025, 2024 and 2023, respectively. The Company utilizes the full yield-curve approach to estimate the service and interest cost components of net periodic benefit costs for its pension and other postretirement benefit plans.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The amortization of amounts related to unrecognized prior service costs (credits), deferred losses and settlements, curtailments and other were reclassified out of Other comprehensive income as a component of net periodic benefit costs. The components of net periodic benefit costs were as follows:

	Pension Benefits
	Domestic			Foreign			Postretirement Benefits			Total
	For the fiscal years ended June 30,
	2025	2024	2023	2025	2024	2023	2025	2024	2023	2025	2024	2023
	(in millions)
Service cost benefits earned during the period	$—	$—	$—	$1	$1	$1	$—	$—	$—	$1	$1	$1
Interest costs on projected benefit obligations	12	13	11	29	33	27	3	3	2	44	49	40
Expected return on plan assets	(11)	(12)	(11)	(40)	(37)	(32)	—	—	—	(51)	(49)	(43)
Amortization of deferred losses	5	5	5	15	15	14	—	—	—	20	20	19
Amortization of prior service credits	—	—	—	—	—	—	(4)	(4)	(4)	(4)	(4)	(4)
Settlements, curtailments and other	—	—	—	—	11	—	—	—	—	—	11	—
Net periodic benefit costs (income) – Total	$6	$6	$5	$5	$23	$10	$(1)	$(1)	$(2)	$10	$28	$13

	Pension Benefits
	Domestic			Foreign			Postretirement Benefits
	For the fiscal years ended June 30,
	2025	2024	2023	2025	2024	2023	2025	2024	2023
Additional information
Weighted-average assumptions used to determine benefit obligations
Discount rate	5.5%	5.6%	5.4%	5.5%	5.2%	5.4%	5.3%	5.5%	5.5%
Rate of increase in future compensation	N/A	N/A	N/A	2.6%	2.9%	3.9%	N/A	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate for PBO	5.6%	5.4%	4.9%	5.2%	5.4%	3.9%	5.5%	5.5%	4.6%
Discount rate for service cost	N/A	N/A	N/A	5.3%	5.4%	4.8%	5.6%	5.5%	4.9%
Discount rate for interest on PBO	5.5%	5.5%	4.6%	5.1%	5.7%	3.8%	5.4%	5.6%	4.3%
Expected return on plan assets	5.8%	6.0%	5.5%	5.9%	5.4%	3.9%	N/A	N/A	N/A
Rate of increase in future compensation	N/A	N/A	N/A	2.9%	3.9%	3.9%	N/A	N/A	N/A
The following assumed health care cost trend rates as of June 30 were also used in accounting for postretirement benefits:

	Postretirement benefits
	2025	2024
Health care cost trend rate	6.6%	6.8%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.4%	5.3%
Year that the rate reaches the ultimate trend rate	2031	2031

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the estimated benefit payments for the next five fiscal years, and in aggregate for the five fiscal years thereafter. The expected benefits are estimated based on the same assumptions used to measure the Company’s benefit obligation at the end of the fiscal year and include benefits attributable to estimated future employee service:

	Expected Benefit Payments
	Pension Benefits		Postretirement Benefits	Total
	Domestic	Foreign
	(in millions)
Fiscal Year
2026	$20	$50	$7	$77
2027	19	48	6	73
2028	19	47	6	72
2029	19	47	6	72
2030	18	46	5	69
2031 to 2035	84	222	21	327
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
The table below presents the Company’s plan assets by level within the fair value hierarchy, as described in Note 2—Summary of Significant Accounting Policies, as of June 30, 2025 and 2024:

	2025					2024
	Fair Value Measurements at Reporting Date Using				Total Fair Value	Fair Value Measurements at Reporting Date Using				Total Fair Value
	Level 1	Level 2	Level 3	NAV		Level 1	Level 2	Level 3	NAV
	(in millions)
Assets
Pooled funds:(a)
Domestic equity funds	$—	$—	$—	$35	$35	$—	$—	$—	$42	$42
International equity funds	—	19	—	20	39	—	36	—	33	69
Domestic fixed income funds	—	—	—	111	111	—	—	—	104	104
International fixed income funds	—	533	—	119	652	—	520	—	86	606
Balanced funds	—	28	—	—	28	—	35	—	—	35
Other	16	5	6	19	46	8	—	6	16	30
Total	$16	$585	$6	$304	$911	$8	$591	$6	$281	$886
(a)Open-ended pooled funds that are registered and/or available to the general public are valued at the daily published net asset value (“NAV”). Other pooled funds are valued at the NAV provided by the fund issuer.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The table below sets forth a summary of changes in the fair value of investments reflected as Level 3 assets as of June 30, 2025 and 2024:

Level 3 Investments
(in millions)
Balance, June 30, 2023	$6
Actual return on plan assets:
Relating to assets still held at end of period	1
Relating to assets sold during the period	—
Purchases, sales, settlements and issuances	(1)
Transfers in and out of Level 3	—
Balance, June 30, 2024	$6
Actual return on plan assets:
Relating to assets still held at end of period	—
Relating to assets sold during the period	—
Purchases, sales, settlements and issuances	—
Transfers in and out of Level 3	—
Balance, June 30, 2025	$6
The Company’s investment strategy for its pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits while maintaining adequate funding levels. The Company’s practice is to conduct a periodic strategic review of its asset allocation. The Company’s current broad strategic targets are to have a pension asset portfolio comprised of 10% equity securities, 86% fixed income securities and 4% in cash and other investments. In developing the expected long-term rate of return, the Company considered the pension asset portfolio’s past average rate of returns and future return expectations of the various asset classes. A portion of the other allocation is reserved in cash to provide for expected benefits to be paid in the short term. The Company’s equity portfolios are managed in such a way as to achieve optimal diversity. The Company’s fixed income portfolio is investment grade in the aggregate. The Company does not manage any assets internally.
The Company’s benefit plan weighted-average asset allocations, by asset category, are as follows:

	Pension Assets
	As of June 30,
	2025	2024
Asset Category
Equity securities	10%	14%
Debt securities	84%	81%
Cash and other	6%	5%
Total	100%	100%
Required pension plan contributions for the next fiscal year are expected to be approximately $1 million; however, actual contributions may be affected by pension asset and liability valuation changes during the year. The Company will continue to make voluntary contributions as necessary to improve funded status.
NOTE 18. OTHER POSTRETIREMENT BENEFITS
Defined Contribution Plans
The Company has defined contribution plans for the benefit of substantially all employees meeting certain eligibility requirements. Employer contributions to such plans were $136 million, $134 million and $134 million for the fiscal years ended June 30, 2025, 2024 and 2023, respectively.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Deferred Compensation Plan
The Company has non-qualified deferred compensation plans for the benefit of certain management employees. The investment funds offered to the participants generally correspond to the funds offered in the Company’s 401(k) plan, and the account balance fluctuates with the investment returns on those funds. The unfunded obligations of the plans included in Other liabilities as of June 30, 2025 and 2024 were $57 million and $52 million, respectively, and the majority of these plans are closed to new employees.
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
Income before income tax expense from continuing operations was attributable to the following jurisdictions:

	For the fiscal years ended June 30,
	2025	2024	2023
	(in millions)
U.S.	$213	$148	$74
Foreign	710	437	306
Income before income tax expense from continuing operations	$923	$585	$380
The significant components of the Company’s income tax expense were as follows:

	For the fiscal years ended June 30,
	2025	2024	2023
	(in millions)
Current
U.S.
Federal	$—	$1	$1
State & Local	12	10	15
Foreign	180	165	125
Total current tax	192	176	141
Deferred
U.S.
Federal	29	22	(10)
State & Local	9	3	—
Foreign	45	5	21
Total deferred tax	83	30	11
Total income tax expense	$275	$206	$152

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The reconciliation between the Company’s actual effective tax rate and the statutory U.S. Federal income tax rate was as follows:

	For the fiscal years ended June 30,
	2025	2024	2023
U.S. federal income tax rate	21%	21%	21%
State and local taxes, net	2	2	3
Effect of foreign operations (a)	10	12	15
Change in valuation allowance	—	—	1
Non-deductible goodwill and asset impairments	—	1	2
Non-deductible compensation and benefits	1	2	2
R&D tax credits	(1)	(3)	(2)
Impact of dispositions	(3)	—	—
Other	—	—	(2)
Effective tax rate	30%	35%	40%
(a)The Company’s effective tax rate is impacted by the geographic mix of its income. The Company’s foreign operations are located primarily in Australia and the U.K., which have a higher statutory income tax rate than the U.S. The U.K. had a lower tax rate than the U.S. through the fiscal year ended June 30, 2023.
The Company recognized deferred income taxes in the Balance Sheets as follows:

	As of June 30,
	2025	2024
	(in millions)
Deferred income tax assets	$254	$332
Deferred income tax liabilities	(57)	(21)
Net deferred tax assets	$197	$311
The significant components of the Company’s deferred tax assets and liabilities were as follows:

	As of June 30,
	2025	2024
	(in millions)
Deferred tax assets
Accrued liabilities	$137	$121
Capital loss carryforwards	1,723	1,161
Net operating loss carryforwards	222	295
Business tax credits	122	147
Operating lease liabilities	244	241
Other	217	227
Total deferred tax assets	2,665	2,192
Deferred tax liabilities
Asset basis difference and amortization	(135)	(99)
Operating lease right-of-use asset	(224)	(220)
Other	(21)	(21)
Total deferred tax liabilities	(380)	(340)
Net deferred tax asset before valuation allowance	2,285	1,852
Less: valuation allowance (See Note 22—Valuation and Qualifying Accounts)	(2,088)	(1,541)
Net deferred tax assets	$197	$311

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
As of June 30, 2025, the Company had income tax net operating loss (“NOL”) carryforwards (gross, net of uncertain tax benefits) in various jurisdictions as follows:

Jurisdiction	Expiration	Amount (in millions)
U.S. Federal	2026 to 2035	$61
U.S. States	Various	516
Australia	Indefinite	154
U.K.	Indefinite	11
Other Foreign	Various	602
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
The Company recorded a deferred tax asset of $222 million and $295 million associated with its NOLs (net of approximately $77 million and $81 million, respectively, of uncertain tax benefits recorded against deferred tax assets) as of June 30, 2025 and 2024, respectively.
Valuation allowances of $136 million and $134 million have been established to reduce the deferred tax asset associated with the Company’s NOLs to an amount that will more likely than not be realized as of June 30, 2025 and 2024, respectively.
As of June 30, 2025, the Company had approximately $3.4 billion, $1.7 billion and $1.1 billion of capital loss carryforwards in Australia, the U.K. and the U.S., respectively. The Australia and U.K. capital losses may be carried forward indefinitely. The U.S. capital loss expires in the fiscal year ending June 30, 2030. The capital loss carryforwards are also subject to review by relevant tax authorities in the jurisdictions to which they relate. Realization of our capital losses is dependent on generating capital gain taxable income and satisfying certain continuity of ownership and/or business requirements. The Company recorded a deferred tax asset of $1.7 billion and $1.2 billion as of June 30, 2025 and 2024, respectively, for these capital loss carryforwards. It is more likely than not that the Company will not generate capital gain income in the normal course of business in these jurisdictions, and accordingly, valuation allowances of $1.7 billion and $1.2 billion and have been established to reduce the capital loss carryforward deferred tax asset to an amount that will more likely than not be realized as of June 30, 2025 and 2024, respectively.
As of June 30, 2025, the Company had approximately $105 million of U.S. federal tax credit carryforwards which includes $31 million of foreign tax credits and $74 million of general business credits, which begin to expire in 2026 and 2036, respectively.
As of June 30, 2025, the Company had approximately $9 million of non-U.S. tax credit carryforwards which expire in various amounts beginning in 2027 and $8 million of state tax credit carryforwards (net of U.S. federal benefit), which expire in various amounts beginning in 2025.
A valuation allowance of $28 million has been established to reduce the deferred tax asset associated with the Company’s U.S. federal tax credits, non-U.S. tax credits and state tax credit carryforwards to an amount that will more likely than not be realized as of June 30, 2025.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Uncertain Tax Positions
The following table sets forth the change in the Company’s unrecognized tax benefits, excluding interest and penalties:

	For the fiscal years ended June 30,
	2025	2024	2023
	(in millions)
Balance, beginning of period	$100	$105	$86
Additions for prior year tax positions	2	—	14
Additions for current year tax positions	2	2	17
Reduction for prior year tax positions	(4)	(3)	—
Reduction for current year tax positions	(1)	—	—
Lapse of the statute of limitations	(3)	(3)	(2)
Settlement—tax attributes	—	—	(14)
Impact of currency translations	7	(1)	4
Balance, end of period	$103	$100	$105
The Company recognizes interest and penalty charges related to unrecognized tax benefits as income tax expense, which is consistent with the recognition in prior reporting periods. The Company recognized an expense related to interest and penalties of $3 million for the fiscal year ended June 30, 2025 and $1 million for each of the fiscal years ended June 30, 2024 and 2023. The Company recorded liabilities for accrued interest and penalties of approximately $10 million, $7 million and $5 million as of June 30, 2025, 2024 and 2023, respectively.
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

Jurisdiction	Fiscal Years Open to Examination
U.S. Federal	2022-2024
U.S. States	Various
Australia	2021-2024
U.K.	2000, 2003, 2005 and 2012-2024
It is reasonably possible that uncertain tax positions may increase or decrease in the next fiscal year, however, actual developments in this area could differ from those currently expected. As of June 30, 2025, approximately $32 million would affect the Company’s effective income tax rate, if and when recognized in future fiscal years. It is reasonably possible that the amount of uncertain tax liabilities which may be resolved within the next fiscal year is between the range of approximately nil and $67 million, a portion of which will affect our effective income tax rate, primarily as a result of the settlement of tax examinations and the lapsing of statutes of limitations.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Other
On July 4, 2025, H.R. 1 - One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act (“Tax Act”), including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. Certain provisions of OBBBA will become effective for the Company’s 2026 fiscal year, while others will take effect beginning in fiscal 2027. ASC 740 requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. Consequently, the Company will evaluate all U.S. deferred tax balances and any other impacts to its financial statements as a result of the OBBBA in the first quarter of fiscal 2026.
The Organization for Economic Cooperation and Development (“OECD”) has proposed a global minimum tax of 15% of reported profits (“Pillar 2”) that has been agreed upon in principle by over 140 countries. Since the proposal, many countries, including the U.K. and Australia, incorporated Pillar 2 model rule concepts into their domestic laws. Although the model rules provide a framework for applying the minimum tax, countries may enact Pillar 2 slightly differently than the model rules and on different timelines and may adjust domestic tax incentives in response to Pillar 2. Following an executive order issued by the United States in January 2025 announcing opposition to aspects of these rules, the G7 issued a statement on June 28, 2025 acknowledging that U.S. parented groups would be exempt from certain aspects of Pillar 2 in recognition of existing U.S. minimum tax rules to which they are subject. The statement acknowledges that these issues have relevance to the wider group of countries in the OECD Inclusive Framework with a view to reaching an acceptable solution for all.
While these rules are not currently expected to have a material impact on the Company’s results of operations, their application continues to evolve, and the outcome may alter aspects of how the Company’s tax obligations are determined in countries in which it does business. In addition, while several jurisdictions have rolled back their digital services taxes, certain jurisdictions continue to maintain, or have enacted new digital services taxes. Those taxes have had limited impact on the Company’s overall tax obligations, but the Company continues to monitor them.
Prior to the enactment of the Tax Act, the Company’s undistributed foreign earnings were considered permanently reinvested and as such, United States federal and state income taxes were not previously recorded on these earnings. As a result of the Tax Act, substantially all of the Company’s earnings in foreign subsidiaries generated prior to the enactment of the Tax Act were deemed to have been repatriated and taxed accordingly. As of June 30, 2025, the Company has approximately $1 billion of undistributed foreign earnings generated after the Tax Act that it intends to reinvest permanently. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated. The Company may repatriate future earnings of certain foreign subsidiaries in which case the Company may be required to accrue and pay additional taxes, including any applicable foreign withholding taxes and income taxes.
During the fiscal years ended June 30, 2025, 2024 and 2023, the Company paid gross income taxes of $208 million, $156 million and $149 million, respectively, and received income tax refunds of $4 million, $17 million and $13 million, respectively.
NOTE 20. SEGMENT INFORMATION
The Company manages and reports its businesses in the following five segments:
•Dow Jones—The Dow Jones segment consists of Dow Jones, a global provider of news and business information whose products target individual consumers and enterprise customers and are distributed through a variety of media channels including websites, mobile apps, newspapers, newswires, newsletters, magazines, proprietary databases, live journalism, video and podcasts. Dow Jones’s consumer products include premier brands such as The Wall Street Journal, Barron’s, MarketWatch and Investor’s Business Daily. Dow Jones’s professional information products, which target enterprise customers, include Dow Jones Risk & Compliance, a leading provider of data and other solutions to help customers identify and manage regulatory, corporate, geopolitical, security and reputational risk with tools focused on financial crime, sanctions, trade and other risks and compliance requirements, Dow Jones Energy, a leading provider of pricing data, news, insights, analysis and other information for energy commodities and key base chemicals, Factiva, a leading provider of global business content, and Dow Jones Newswires, which distributes real-time business news, information and analysis to financial professionals and investors.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
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
Move is a leading provider of digital real estate services in the U.S. and primarily operates Realtor.com®, a premier real estate information, advertising and services platform. Move offers real estate advertising solutions to agents and brokers, including its RealPRO SelectSM (formerly Market VIPSM), ConnectionsSM Plus and Listing Toolkit products as well as its referral-based services, ReadyConnect ConciergeSM and RealChoiceTM Selling. Move also offers online tools and services to do-it-yourself landlords and tenants.
•Book Publishing—The Book Publishing segment consists of HarperCollins, the second largest consumer book publisher in the world, with operations in 15 countries and particular strengths in general fiction, nonfiction, children’s and religious publishing. HarperCollins owns more than 120 branded publishing imprints, including Harper, William Morrow, Mariner, HarperCollins Children’s Books, Avon, Harlequin and Christian publishers Zondervan and Thomas Nelson, and publishes works by well-known authors such as Harper Lee, George Orwell, Agatha Christie and Zora Neale Hurston, as well as global author brands including J.R.R. Tolkien, C.S. Lewis, Daniel Silva, Karin Slaughter and Dr. Martin Luther King, Jr. It is home to many beloved children’s books and series and a significant Christian publishing business.
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
The Company’s chief operating decision maker (“CODM”) is its Chief Executive Officer. Segment EBITDA is the primary measure used by the Company’s CODM to evaluate the performance of, and allocate resources within, the Company’s businesses. The CODM uses Segment EBITDA to compare actual results to budget and uses this information to, among other things, allocate resources such as incentive compensation to segment managers. Segment EBITDA is defined as revenues less operating expenses and selling, general and administrative expenses. Segment EBITDA does not include: depreciation and amortization, impairment and restructuring charges, equity losses of affiliates, interest (expense) income, net, other, net, income tax (expense) benefit and net income (loss) from discontinued operations, net of tax. Segment EBITDA may not be comparable to similarly titled measures reported by other companies, since companies and investors may differ as to what items should be included in the calculation of Segment EBITDA. Segment EBITDA provides management, investors and equity analysts with a measure to analyze the operating performance of each of the Company’s business segments and its enterprise value against historical data and competitors’ data, although historical results may not be indicative of future results (as operating performance is highly contingent on many factors, including customer tastes and preferences).

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Segment information is summarized as follows:

	For the fiscal year ended June 30, 2025
	Dow Jones	Digital Real Estate Services	Book Publishing	News Media	Other	Total
	(in millions)
Segment information:
Revenues	$2,331	$1,802	$2,149	$2,170	$—	$8,452
Significant segment expenses:
Operating expenses	(958)	(186)	(1,450)	(1,142)	—	(3,736)
Selling, general and administrative	(785)	(1,015)	(403)	(875)	(223)	(3,301)
Segment EBITDA	$588	$601	$296	$153	$(223)	$1,415
Depreciation and amortization						(459)
Impairment and restructuring charges						(132)
Equity losses of affiliates						(15)
Interest income, net						3
Other, net						111
Income before income tax expense from continuing operations						923
Income tax expense from continuing operations						(275)
Net income from continuing operations						648
Net income from discontinued operations, net of tax						692
Net income						$1,340

	For the fiscal year ended June 30, 2024
	Dow Jones	Digital Real Estate Services	Book Publishing	News Media	Other	Total
	(in millions)
Segment information:
Revenues	$2,231	$1,658	$2,093	$2,270	$—	$8,252
Significant segment expenses:
Operating expenses	(919)	(190)	(1,441)	(1,264)	—	(3,814)
Selling, general and administrative	(770)	(960)	(383)	(873)	(211)	(3,197)
Segment EBITDA	$542	$508	$269	$133	$(211)	$1,241
Depreciation and amortization						(440)
Impairment and restructuring charges						(133)
Equity losses of affiliates						(6)
Interest expense, net						(18)
Other, net						(59)
Income before income tax expense from continuing operations						585
Income tax expense from continuing operations						(206)
Net income from continuing operations						379
Net loss from discontinued operations, net of tax						(25)
Net income						$354

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the fiscal year ended June 30, 2023
	Dow Jones	Digital Real Estate Services	Book Publishing	News Media	Other	Total
	(in millions)
Segment information:
Revenues	$2,153	$1,539	$1,979	$2,341	$—	$8,012
Significant segment expenses:
Operating expenses	(934)	(201)	(1,469)	(1,307)	—	(3,911)
Selling, general and administrative	(725)	(881)	(343)	(861)	(202)	(3,012)
Segment EBITDA	$494	$457	$167	$173	$(202)	$1,089
Depreciation and amortization						(415)
Impairment and restructuring charges						(121)
Equity losses of affiliates						(127)
Interest expense, net						(49)
Other, net						3
Income before income tax expense from continuing operations						380
Income tax expense from continuing operations						(152)
Net income from continuing operations						228
Net loss from discontinued operations, net of tax						(41)
Net income						$187

	For the fiscal years ended June 30,
	2025	2024	2023
	(in millions)
Depreciation and amortization:
Dow Jones	$156	$153	$152
Digital Real Estate Services	146	137	123
Book Publishing	54	54	49
News Media	99	91	84
Other	4	5	7
Total Depreciation and amortization	$459	$440	$415

	For the fiscal years ended June 30,
	2025	2024	2023
	(in millions)
Capital expenditures:
Dow Jones	$130	$100	$91
Digital Real Estate Services	154	131	130
Book Publishing	17	32	42
News Media	103	93	83
Other	3	1	1
Total Capital expenditures	$407	$357	$347

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	As of June 30,
	2025	2024
	(in millions)
Total assets:
Dow Jones	$4,134	$4,139
Digital Real Estate Services	3,202	3,020
Book Publishing	2,767	2,647
News Media	2,102	2,018
Other(a)	2,283	1,858
Investments	1,016	429
Assets from discontinued operations(b)	—	2,573
Total assets	$15,504	$16,684
(a)The Other segment primarily includes Cash and cash equivalents.
(b)See Note 3—Discontinued Operations

	As of June 30,
	2025	2024
	(in millions)
Goodwill and intangible assets, net:
Dow Jones	$3,256	$3,248
Digital Real Estate Services	1,798	1,828
Book Publishing	941	914
News Media	308	294
Other	—	—
Total Goodwill and intangible assets, net	$6,303	$6,284
Geographic Segments

	For the fiscal years ended June 30,
	2025	2024	2023
	(in millions)
Revenues:(a)
U.S. and Canada(b)	$4,121	$4,004	$3,965
Europe(c)	1,710	1,734	1,666
Australasia and Other(d)	2,621	2,514	2,381
Total Revenues	$8,452	$8,252	$8,012
(a)Revenues are attributed to region based on location of customer.
(b)Revenues include approximately $4.0 billion for fiscal 2025, $3.9 billion for fiscal 2024 and $3.8 billion for fiscal 2023 from customers in the U.S.
(c)Revenues include approximately $1.2 billion for fiscal 2025, $1.3 billion for fiscal 2024 and $1.2 billion for fiscal 2023 from customers in the U.K.
(d)Australasia comprises Australia, Asia, Papua New Guinea and New Zealand. Revenues include approximately $2.2 billion for fiscal 2025, $2.1 billion for fiscal 2024 and $2.0 billion for fiscal 2023 from customers in Australia.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	As of June 30,
	2025	2024
	(in millions)
Long-lived assets:(a)
U.S. and Canada	$1,415	$1,414
Europe	924	858
Australasia and Other	781	762
Total long-lived assets	$3,120	$3,034
(a)Reflects total assets less current assets, goodwill, intangible assets, investments and deferred income tax assets.
There is no material reliance on any single customer. Revenues are attributed to countries based on location of customers.
NOTE 21. ADDITIONAL FINANCIAL INFORMATION
Other Non-Current Assets
The following table sets forth the components of Other non-current assets included in the Balance Sheets:

	As of June 30,
	2025	2024
	(in millions)
Royalty advances to authors	$377	$375
Non-current receivables	320	300
Retirement benefit assets	165	147
Other	138	135
Total Other non-current assets	$1,000	$957
Other Current Liabilities
The following table sets forth the components of Other current liabilities included in the Balance Sheets:

	As of June 30,
	2025	2024
	(in millions)
Royalties and commissions payable	$202	$215
Allowance for sales returns	138	141
Current operating lease liabilities	74	89
Other	300	327
Total Other current liabilities	$714	$772

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss were as follows:

	For the fiscal years ended June 30,
	2025	2024	2023
	(in millions)
Accumulated other comprehensive loss, net of tax:
Cash flow hedge adjustments:
Balance, beginning of year	22	33	21
Fiscal year activity(a)	(13)	(11)	12
Balance, end of year	9	22	33
Benefit plan adjustments:
Balance, beginning of year	(309)	(328)	(321)
Fiscal year activity(b)	(18)	19	(7)
Balance, end of year	(327)	(309)	(328)
Foreign currency translation adjustments:
Balance, beginning of year	(964)	(952)	(970)
Fiscal year activity	(261)	(12)	18
Balance, end of year	(1,225)	(964)	(952)
Total accumulated other comprehensive loss, net of tax:
Balance, beginning of year	(1,251)	(1,247)	(1,270)
Fiscal year activity, net of income taxes(c)	(292)	(4)	23
Balance, end of year	$(1,543)	$(1,251)	$(1,247)
(a)Net of income tax expense (benefit) of $(4) million, $(4) million and $4 million for the fiscal years ended June 30, 2025, 2024 and 2023 respectively.
(b)Net of income tax expense (benefit) of $(7) million, $6 million and $(2) million for the fiscal years ended June 30, 2025, 2024 and 2023, respectively.
(c)Excludes $(33) million, $(1) million and $(18) million relating to noncontrolling interests for the fiscal years ended June 30, 2025, 2024 and 2023, respectively.
Other, net
The following table sets forth the components of Other, net included in the Statements of Operations:

	For the fiscal years ended June 30,
	2025	2024	2023
	(in millions)
Remeasurement of equity securities	$21	$(13)	$(9)
Gain on sale of investment in PropertyGuru	87	—	—
Other	3	(46)	12
Total Other, net	$111	$(59)	$3
Supplemental Cash Flow Information
The following table sets forth the Company’s gross cash paid for interest and taxes:

	For the fiscal years ended June 30,
	2025	2024	2023
	(in millions)
Cash paid for interest	$93	$97	$61
Cash paid for taxes	208	156	149

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 22. VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of year	Additions	Acquisitions and disposals	Utilization	Foreign exchange	Balance at end of year
	(in millions)
Fiscal 2025
Allowances for doubtful accounts	$(58)	$(8)	$—	$10	$—	$(56)
Allowances for sales returns	(141)	(420)	(1)	427	(3)	(138)
Deferred tax valuation allowance	(1,541)	(549)	—	27	(25)	(2,088)
Fiscal 2024
Allowances for doubtful accounts	$(52)	$(13)	$(2)	$9	$—	$(58)
Allowances for sales returns	(154)	(446)	—	458	1	(141)
Deferred tax valuation allowance	(1,528)	(9)	(7)	5	(2)	(1,541)
Fiscal 2023
Allowances for doubtful accounts	$(50)	$(12)	$—	$10	$—	$(52)
Allowances for sales returns	(173)	(516)	—	536	(1)	(154)
Deferred tax valuation allowance	(1,477)	(64)	—	15	(2)	(1,528)
NOTE 23. QUARTERLY DATA (UNAUDITED)
The following tables present quarterly selected Company financial information for the fiscal years ended June 30, 2025 and 2024:

	For the three months ended
	September 30, 2024(a)	December 31, 2024(a)	March 31, 2025(a)	June 30, 2025
	(in millions, except per share amounts)
Fiscal 2025
Revenues	$2,096	$2,238	$2,009	$2,109
Net income from continuing operations	149	306	107	86
Net (loss) income from discontinued operations, net of tax	(5)	(23)	30	690
Net income	144	283	137	776
Net income attributable to noncontrolling interests from continuing operations	(31)	(78)	(26)	(33)
Net loss (income) attributable to noncontrolling interests from discontinued operations	6	10	(8)	—
Net income attributable to News Corporation stockholders	$119	$215	$103	$743

Net income (loss) attributable to News Corporation stockholders per share:
Basic:
Continuing operations	$0.21	$0.40	$0.14	$0.09
Discontinued operations	$—	$(0.02)	$0.04	$1.22
	$0.21	$0.38	$0.18	$1.31
Diluted:
Continuing operations	$0.21	$0.40	$0.14	$0.09
Discontinued operations	$—	$(0.02)	$0.04	$1.22
	$0.21	$0.38	$0.18	$1.31
(a)For convenience purposes, references to September 30, 2024, December 31, 2024 and March 31, 2025 refer to September 29, 2024, December 29, 2024 and March 30, 2025, respectively.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended
	September 30, 2023(a)	December 31, 2023	March 31, 2024	June 30, 2024
	(in millions, except per share amounts)
Fiscal 2024
Revenues	$2,031	$2,135	$1,994	$2,092
Net income from continuing operations	54	194	64	67
Net income (loss) from discontinued operations, net of tax	4	(11)	(22)	4
Net income	58	183	42	71
Net income attributable to noncontrolling interests from continuing operations	(30)	(34)	(22)	(24)
Net loss attributable to noncontrolling interests from discontinued operations	2	7	10	3
Net income attributable to News Corporation stockholders	$30	$156	$30	$50

Net income (loss) attributable to News Corporation stockholders per share:
Basic:
Continuing operations	$0.04	$0.28	$0.07	$0.08
Discontinued operations	$0.01	$(0.01)	$(0.02)	$0.01
	$0.05	$0.27	$0.05	$0.09
Diluted:
Continuing operations	$0.04	$0.28	$0.07	$0.08
Discontinued operations	$0.01	$(0.01)	$(0.02)	$0.01
	$0.05	$0.27	$0.05	$0.09
(a)For convenience purposes, references to September 30, 2023 refer to October 1, 2023.
NOTE 24. SUBSEQUENT EVENTS
Dividend Declaration
In August 2025, the Company declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. This dividend is payable on October 8, 2025 to stockholders of record as of September 10, 2025.

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
Management’s Report on Internal Control Over Financial Reporting
Management’s report and the report of the independent registered public accounting firm thereon are set forth on pages 56 and 57, respectively, and are incorporated herein by reference.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth quarter of the fiscal year ended June 30, 2025 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None
Trading Plans
None
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to the Company’s Directors is contained in the Proxy Statement for the Company’s 2025 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC under the heading “Proposal 1: Election of Directors” and is incorporated by reference in this Annual Report.
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
The information required by this item with respect to the Company’s insider trading policy is contained in the Proxy Statement under the heading “Compensation Discussion and Analysis—Securities Trading Policy and Prohibition on Hedging of News Corporation Stock” and is incorporated by reference in this Annual Report.
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

10.1	Amended and Restated Employment Agreement, dated June 20, 2025, between News Corporation and Robert Thomson.±*

Exhibit Number	Exhibit Description

10.2
Employment Agreement, dated November 7, 2024, between News Corporation and Lavanya Chandrashekar. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on February 6, 2025.)±

10.3
Separation Agreement and General Release, dated November 7, 2024, between News Corporation and Susan Panuccio. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on February 6, 2025.)±

10.4
Amended and Restated Employment Agreement, dated May 8, 2024, between News Corporation and David Pitofsky. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on May 9, 2024.)±

10.5
Amended and Restated Employment Agreement, dated February 14, 2024, between News Corporation and Ruth Allen. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on November 8, 2024.)±

10.6	Employment Agreement, dated June 20, 2025, between News Corporation and Julian Delany.±*

10.7	Separation, Transition Services and General Release Agreement, dated June 30, 2025, between News Corporation and David Kline.±*
10.8
News Corporation 2013 Long-Term Incentive Plan, as amended and restated effective November 20, 2019. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on November 20, 2019.)±

10.9
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

10.13
Form of Agreement for Stock-Settled Restricted Stock Units under the News Corporation 2013 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.5 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on May 7, 2021.)±

10.14
Credit Agreement, dated as of March 29, 2022, among the Company, the lenders and other parties party thereto, and Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 00135769) filed with the Securities and Exchange Commission on March 30, 2022.)

10.15
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

10.16
Stockholders Agreement, dated as of September 21, 2021, by and between News Corporation and the Murdoch Family Trust. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on September 22, 2021.)

19.1	Securities Trading Policy.*

21.1	List of Subsidiaries.*

23.1	Consent of Ernst & Young LLP with respect to News Corporation.*

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

Exhibit Number	Exhibit Description
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of Sarbanes Oxley Act of 2002.**

97.1
News Corporation Incentive-Based Compensation Clawback Policy. (Incorporated by reference to Exhibit 97.1 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 13, 2024.)

101
The following financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 formatted in Inline XBRL: (i) Consolidated Statements of Operations for the fiscal years ended June 30, 2025, 2024 and 2023; (ii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended June 30, 2025, 2024 and 2023; (iii) Consolidated Balance Sheets as of June 30, 2025 and 2024; (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2025, 2024 and 2023; (v) Consolidated Statements of Equity for the fiscal years ended June 30, 2025, 2024 and 2023; and (vi) Notes to the Consolidated Financial Statements.*

104	The cover page from News Corporation's Annual Report on Form 10-K for the fiscal year ended June 30, 2025, formatted in Inline XBRL (included as Exhibit 101).*
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
Date: August 6, 2025
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert J. Thomson	Chief Executive Officer and Director (Principal Executive Officer)	August 6, 2025
Robert J. Thomson

/s/ Lavanya Chandrashekar	Chief Financial Officer (Principal Financial Officer)	August 6, 2025
Lavanya Chandrashekar

/s/ Marygrace DeGrazio	Chief Accounting Officer (Principal Accounting Officer)	August 6, 2025
Marygrace DeGrazio

/s/ Lachlan K. Murdoch	Chair	August 6, 2025
Lachlan K. Murdoch

/s/ José María Aznar	Director	August 6, 2025
José María Aznar

/s/ Natalie Bancroft	Director	August 6, 2025
Natalie Bancroft

/s/ Ana Paula Pessoa	Director	August 6, 2025
Ana Paula Pessoa

/s/ Masroor Siddiqui	Director	August 6, 2025
Masroor Siddiqui