Form 10-Q
period 2025-09-30
NEWS CORP
filed 2025-11-07
CIK 1564708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 31, 2025, 374,479,751 shares of Class A Common Stock and 187,029,473 shares of Class B Common Stock were outstanding.

NEWS CORPORATION
FORM 10-Q

PART I
ITEM 1. FINANCIAL STATEMENTS
NEWS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; millions, except per share amounts)

		For the three months ended September 30,
	Notes	2025	2024
Revenues:
Circulation and subscription		$782	$743
Advertising		317	321
Consumer		510	521
Real estate		370	357
Other		165	154
Total Revenues	3	2,144	2,096
Operating expenses		(941)	(952)
Selling, general and administrative		(863)	(819)
Depreciation and amortization		(117)	(112)
Impairment and restructuring charges	4	(19)	(22)
Equity losses of affiliates	5	(2)	(3)
Interest income, net		6	—
Other, net	13	4	22
Income before income tax expense from continuing operations		212	210
Income tax expense from continuing operations	11	(62)	(61)
Net income from continuing operations		150	149
Net loss from discontinued operations, net of tax	2	—	(5)
Net income		150	144
Net income attributable to noncontrolling interests from continuing operations		(38)	(31)
Net loss attributable to noncontrolling interests from discontinued operations		—	6
Net income attributable to News Corporation stockholders		$112	$119

Net income attributable to News Corporation stockholders per share:	9
Basic
Continuing operations		$0.20	$0.21
Discontinued operations		—	—
		$0.20	$0.21
Diluted
Continuing operations		$0.20	$0.21
Discontinued operations		—	—
		$0.20	$0.21
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; millions)

	For the three months ended September 30,
	2025	2024
Net income	$150	$144
Other comprehensive (loss) income:
Foreign currency translation adjustments	(27)	170
Net change in the fair value of cash flow hedges(a)	(2)	(16)
Benefit plan adjustments, net(b)	6	(3)
Other comprehensive (loss) income	(23)	151
Comprehensive income	127	295
Net income attributable to noncontrolling interests	(38)	(25)
Other comprehensive income attributable to noncontrolling interests(c)	(1)	(31)
Comprehensive income attributable to News Corporation stockholders	$88	$239
(a)    Net of income tax expense (benefit) of $(1) million and $(6) million for the three months ended September 30, 2025 and 2024, respectively.
(b)    Net of income tax expense (benefit) of $2 million and $(1) million for the three months ended September 30, 2025 and 2024, respectively.
(c)    Primarily consists of foreign currency translation adjustments.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Millions, except share and per share amounts)

	Notes	As of September 30, 2025	As of June 30, 2025
		(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents		$2,198	$2,403
Receivables, net	13	1,635	1,562
Inventory, net		327	327
Other current assets		313	519
Total current assets		4,473	4,811
Non-current assets:
Investments	5	1,028	1,016
Property, plant and equipment, net		1,321	1,331
Operating lease right-of-use assets		779	789
Intangible assets, net		1,897	1,930
Goodwill		4,420	4,373
Deferred income tax assets, net	11	233	254
Other non-current assets	13	1,192	1,000
Total assets		$15,343	$15,504
Liabilities and Equity:
Current liabilities:
Accounts payable		$368	$335
Accrued expenses		949	1,036
Deferred revenue	3	504	498
Current borrowings	6	25	25
Other current liabilities	13	691	714
Total current liabilities		2,537	2,608
Non-current liabilities:
Borrowings	6	1,931	1,937
Retirement benefit obligations		118	117
Deferred income tax liabilities, net	11	53	57
Operating lease liabilities		900	904
Other non-current liabilities		494	492
Commitments and contingencies	10
Class A common stock(a)		4	4
Class B common stock(b)		2	2
Additional paid-in capital		10,929	11,058
Accumulated deficit		(664)	(747)
Accumulated other comprehensive loss		(1,567)	(1,543)
Total News Corporation stockholders’ equity		8,704	8,774
Noncontrolling interests		606	615
Total equity	7	9,310	9,389
Total liabilities and equity		$15,343	$15,504
(a)    Class A common stock, $0.01 par value per share (“Class A Common Stock”), 1,500,000,000 shares authorized, 376,118,969 and 376,718,696 shares issued and outstanding, net of 27,368,413 treasury shares at par, at September 30, 2025 and June 30, 2025, respectively.
(b)    Class B common stock, $0.01 par value per share (“Class B Common Stock”), 750,000,000 shares authorized, 187,745,066 and 188,666,990 shares issued and outstanding, net of 78,430,424 treasury shares at par, at September 30, 2025 and June 30, 2025, respectively.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; millions)

		For the three months ended September 30,
	Notes	2025	2024
Operating activities:
Net income		$150	$144
Net loss from discontinued operations, net of tax		—	5
Net income from continuing operations		$150	$149
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization		117	112
Operating lease expense		17	18
Equity losses of affiliates	5	2	3
Impairment charges	4	5	—
Deferred income taxes	11	18	15
Other, net	13	(3)	(23)
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets		(77)	(130)
Inventories, net		(3)	(24)
Accounts payable and other liabilities		(141)	(94)
Net cash provided by operating activities from continuing operations		85	26
Investing activities:
Capital expenditures		(81)	(75)
Proceeds from sales of property, plant and equipment		1	—
Acquisitions, net of cash acquired		(41)	(12)
Purchases of investments in equity affiliates and other		(17)	(51)
Proceeds from sales of investments in equity affiliates and other		38	22
Other, net		(1)	—
Net cash used in investing activities from continuing operations		(101)	(116)
Financing activities:
Borrowings	6	—	56
Repayment of borrowings	6	(6)	(57)
Repurchase of shares	7	(92)	(38)
Dividends paid		(47)	(35)
Other, net		(34)	(35)
Net cash used in financing activities from continuing operations		(179)	(109)
Cash flows from discontinued operations:
Net cash (used in) provided by operating activities from discontinued operations		(5)	39
Net cash used in investing activities from discontinued operations		—	(20)
Net cash used in financing activities from discontinued operations		—	(38)
Net cash used in discontinued operations		(5)	(19)

Net change in cash and cash equivalents, including discontinued operations		(200)	(218)
Effect of exchange rate changes on cash and cash equivalents, including discontinued operations		(5)	36
Cash and cash equivalents, including discontinued operations, beginning of year		2,403	1,960
Cash and cash equivalents, including discontinued operations, end of period		2,198	1,778
Less: Cash and cash equivalents at end of period of discontinued operations		—	(15)
Cash and cash equivalents		$2,198	$1,763
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
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company, which are referred to herein as the “Consolidated Financial Statements,” have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these Consolidated Financial Statements. Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2026. The preparation of the Company’s Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the Consolidated Financial Statements and accompanying disclosures. Actual results could differ from those estimates.
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
The accompanying Consolidated Financial Statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 as filed with the Securities and Exchange Commission (the “SEC”) on August 6, 2025 (the “2025 Form 10-K”).
The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal 2026 and fiscal 2025 include 52 weeks. All references to the three months ended September 30, 2025 and 2024 relate to the three months ended September 28, 2025 and September 29, 2024, respectively. For convenience purposes, the Company continues to date its Consolidated Financial Statements as of September 30.
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
In September 2025, the FASB issued ASU 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40) (“ASU 2025-06”). The amendments in ASU 2025-06 eliminate all references to project stages throughout Subtopic 350-40 and require an entity to begin capitalizing software costs when both (1) management has authorized and committed to funding the project and (2) it is probable that the project will be completed and the software will be used to perform the function intended (the “probable-to-complete recognition threshold”). ASU 2025-06 is effective for the Company for its annual reporting periods beginning July 1, 2028, and interim periods within those annual reporting periods, with early adoption permitted. The Company is currently evaluating the impact ASU 2025-06 will have on its consolidated financial statements.
NOTE 2. DISCONTINUED OPERATIONS
Foxtel
During the second quarter of fiscal 2025, the Company entered into a definitive agreement to sell the Foxtel Group (“Foxtel”) to DAZN Group Limited (“DAZN”), and the sale closed on April 2, 2025. The results of operations and cash flows of Foxtel have been classified as discontinued operations for all periods presented in accordance with ASC 205-20, Discontinued Operations, as the disposition reflected a strategic shift that had a major effect on the Company’s operations and financial results. Upon reclassification of Foxtel’s results, the Company determined that the Subscription Video Services segment was no longer a reportable segment and the residual results of the segment were aggregated into the News Media segment. News Media segment results have been recast to reflect this change for all periods presented. See Note 12—Segment Information.
In all periods presented, transactions between Foxtel and the continuing operations of the Company that did not continue after the sale are eliminated, whereas those that continued are no longer eliminated.
The following table summarizes the results of operations from the discontinued operations of Foxtel for the three months ended September 30, 2024:

For the three months ended September 30, 2024
(in millions)
Revenues	$499
Operating expenses	(324)
Selling, general and administrative	(85)
Depreciation and amortization	(77)
Impairment and restructuring charges	(1)
Interest expense, net	(18)
Other, net	1
Loss before income tax benefit	(5)
Income tax benefit	—
Net loss	(5)
Net loss attributable to noncontrolling interests	6
Net income attributable to News Corporation stockholders	$1

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 3. REVENUES
The following tables present the Company’s disaggregated revenues by type and segment for the three months ended September 30, 2025 and 2024:

	For the three months ended September 30, 2025
	Dow Jones	Digital Real Estate Services	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$491	$2	$—	$289	$—	$782
Advertising	85	41	—	191	—	317
Consumer	—	—	510	—	—	510
Real estate	—	370	—	—	—	370
Other	10	66	24	65	—	165
Total Revenues	$586	$479	$534	$545	$—	$2,144

	For the three months ended September 30, 2024
	Dow Jones	Digital Real Estate Services	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$459	$2	$—	$282	$—	$743
Advertising	85	38	—	198	—	321
Consumer	—	—	521	—	—	521
Real estate	—	357	—	—	—	357
Other	8	60	25	61	—	154
Total Revenues	$552	$457	$546	$541	$—	$2,096
Contract Liabilities and Assets
The Company’s deferred revenue balance primarily relates to amounts received from customers for subscriptions paid in advance of the services being provided. The following table presents changes in the deferred revenue balance for the three months ended September 30, 2025 and 2024:

	For the three months ended September 30,
	2025	2024
	(in millions)
Balance, beginning of period	$498	$483
Deferral of revenue	809	787
Recognition of deferred revenue(a)	(801)	(790)
Other	(2)	8
Balance, end of period	$504	$488
(a)For the three months ended September 30, 2025 and 2024, the Company recognized $292 million and $277 million, respectively, of revenue which was included in the opening deferred revenue balance.
The Company had contract assets of $57 million and $20 million as of September 30, 2025 and 2024, respectively.

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
For the three months ended September 30, 2025, the Company recognized approximately $107 million in revenues related to performance obligations that were satisfied or partially satisfied in a prior reporting period. The remaining transaction price related to unsatisfied performance obligations as of September 30, 2025 was approximately $1,114 million, of which approximately $362 million is expected to be recognized over the remainder of fiscal 2026, $318 million is expected to be recognized in fiscal 2027 and $142 million is expected to be recognized in fiscal 2028, with the remainder to be recognized thereafter. These amounts do not include (i) contracts with an expected duration of one year or less, (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage and (iii) variable consideration allocated to performance obligations accounted for under the series guidance that meets the allocation objective under ASC 606, Revenue from Contracts with Customers.
NOTE 4. IMPAIRMENT AND RESTRUCTURING CHARGES
During the three months ended September 30, 2025 and 2024, the Company recorded impairment and restructuring charges of $19 million and $22 million, including restructuring charges of $14 million and $22 million, respectively, primarily related to employee termination benefits.
Changes in restructuring program liabilities were as follows:

	For the three months ended September 30,
	2025			2024
	One time employee termination benefits	Other costs	Total	One time employee termination benefits	Other costs	Total
	(in millions)
Balance, beginning of period	$42	$46	$88	$24	$35	$59
Additions	14	—	14	21	1	22
Payments	(23)	(1)	(24)	(22)	(2)	(24)
Other	4	1	5	—	—	—
Balance, end of period	$37	$46	$83	$23	$34	$57
As of September 30, 2025, restructuring liabilities of $41 million were included in the Balance Sheet in Other current liabilities and $42 million were included in Other non-current liabilities.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 5. INVESTMENTS
The Company’s investments were comprised of the following:

	Ownership Percentage as of September 30, 2025	As of September 30, 2025	As of June 30, 2025
		(in millions)
Equity method investments(a)	various	$86	$85
Equity and other securities(b)	various	942	931
Total Investments		$1,028	$1,016
(a)Equity method investments include News UK’s joint venture with DMG Media.
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

	For the three months ended September 30,
	2025	2024
	(in millions)
Total gains (losses) recognized on equity securities	$(1)	$10
Less: Net gains (losses) recognized on equity securities sold	—	—
Unrealized gains (losses) recognized on equity securities held at end of period	$(1)	$10
Equity Losses of Affiliates
The Company’s share of the losses of its equity affiliates was $2 million and $3 million for the three months ended September 30, 2025 and 2024, respectively.
NOTE 6. BORROWINGS
The Company’s total borrowings consist of the following:

	Interest rate at September 30, 2025	Maturity at September 30, 2025	As of September 30, 2025	As of June 30, 2025
			(in millions)
News Corporation
2022 Term loan A(a)	5.771%	Mar 31, 2027	$469	$475
2022 Senior notes	5.125%	Feb 15, 2032	494	494
2021 Senior notes	3.875%	May 15, 2029	993	993
REA Group(b)
2024 REA credit facility — tranche 1(c)	5.08%	Sep 15, 2028	—	—
Total borrowings			1,956	1,962
Less: current portion(d)			(25)	(25)
Long-term borrowings			$1,931	$1,937
(a)The Company entered into an interest rate swap derivative to fix the floating rate interest component of its Term A Loans at 2.083%. For the three months ended September 30, 2025, the Company was paying interest at an effective interest rate of 3.458%. See Note 8—Financial Instruments and Fair Value Measurements.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(b)Borrowings under this facility are incurred by REA Group and certain of its subsidiaries (REA Group and certain of its subsidiaries, the “REA Debt Group”), consolidated but non wholly-owned subsidiaries of News Corp, and are only guaranteed by the REA Debt Group and are non-recourse to News Corp.
(c)This facility was amended during the three months ended September 30, 2025 to reduce the total amount available under the facility to A$200 million. As of September 30, 2025, REA Group had total undrawn commitments of A$200 million available under this facility.
(d)The current portion of long term debt as of September 30, 2025 and June 30, 2025 relates to required principal repayments on the 2022 Term Loan A.

HarperCollins Equipment Lease
In October 2025, HarperCollins entered into a finance leasing arrangement for up to $120 million of equipment for a new warehouse (the “Equipment Lease”). Interest accrues on amounts drawn under the Equipment Lease based on the Term SOFR plus a margin of 1.475%. The Equipment Lease may be drawn on until June 30, 2028, after which lease payments commence for a term of 7 years. The lease obligations are secured by the acquired equipment, and ownership of the equipment acquired under the Equipment Lease will transfer to HarperCollins at the end of the lease term. The Equipment Lease will be classified as a finance lease on the Company’s balance sheet.
Covenants
The Company’s borrowings and those of its consolidated subsidiaries contain customary representations, covenants and events of default, including those discussed in the Company’s 2025 Form 10-K. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the applicable debt agreements may be declared immediately due and payable. The Company was in compliance with all applicable covenants at September 30, 2025.
NOTE 7. EQUITY
The following tables summarize changes in equity for the three months ended September 30, 2025 and 2024:

	For the three months ended September 30, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, June 30, 2025	377	$4	189	$2	$11,058	$(747)	$(1,543)	$8,774	$615	$9,389
Net income	—	—	—	—	—	112	—	112	38	150
Other comprehensive (loss) income	—	—	—	—	—	—	(24)	(24)	1	(23)
Dividends	—	—	—	—	(57)	—	—	(57)	(47)	(104)
Share repurchases	(2)	—	(1)	—	(65)	(29)	—	(94)	—	(94)
Other	1	—	—	—	(7)	—	—	(7)	(1)	(8)
Balance, September 30, 2025	376	$4	188	$2	$10,929	$(664)	$(1,567)	$8,704	$606	$9,310

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended September 30, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, June 30, 2024	379	$4	190	$2	$11,254	$(1,889)	$(1,251)	$8,120	$891	$9,011
Net income	—	—	—	—	—	119	—	119	25	144
Other comprehensive income	—	—	—	—	—	—	120	120	31	151
Dividends	—	—	—	—	(57)	—	—	(57)	(35)	(92)
Share repurchases	(1)	—	—	—	(29)	(9)	—	(38)	—	(38)
Other	1	—	—	—	(11)	—	—	(11)	1	(10)
Balance, September 30, 2024	379	$4	190	$2	$11,157	$(1,779)	$(1,131)	$8,253	$913	$9,166
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
The manner, timing, number and share price of any repurchases will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market conditions, applicable securities laws, alternative investment opportunities and other factors. The Stock Repurchase Programs have no time limit and may be modified, suspended or discontinued at any time. As of September 30, 2025, the remaining authorized amount under the Stock Repurchase Programs was approximately $1,216 million.
The following table summarizes the shares repurchased under the Stock Repurchase Programs and subsequently retired and the related consideration paid during the three months ended September 30, 2025 and 2024:

	For the three months ended September 30,
	2025		2024
	Shares	Amount	Shares	Amount
	(in millions)
Class A Common Stock	2.1	$62	0.9	$25
Class B Common Stock	0.9	32	0.4	13
Total	3.0	$94	1.3	$38
Stockholders Agreement
On September 8, 2025, the Company entered into a new stockholders agreement (the “New Stockholders Agreement”) with LGC Holdco, LLC (“LGC Holdco”) and certain Murdoch family trusts (collectively, the “LGC Family Trusts”). In connection with this decision, the stockholders agreement between the Company and the Murdoch Family Trust (See Note 12—Stockholders’ Equity in the 2025 Form 10-K) was terminated.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The New Stockholders Agreement limits the LGC Family Trusts and LGC Holdco from owning, collectively with certain Murdoch family members (the “Murdoch Individuals”), more than 44% of the outstanding voting power of the shares of the Company’s Class B Common Stock (“Class B Shares”) and requires the LGC Family Trusts and LGC Holdco to forfeit votes to the extent necessary to ensure that the Murdoch Individuals, the LGC Family Trusts and LGC Holdco collectively do not exceed 44% of the outstanding voting power of the Class B Shares, except where a Murdoch Individual votes their own shares differently from the others on any matter. In addition, the New Stockholders Agreement provides (a) the Company with a right of first refusal with respect to any underwritten public offering of the Class B Shares held by the LGC Family Trusts or LGC Holdco to anyone other than the Murdoch Individuals and their affiliates, subject to certain exceptions, and (b) the LGC Family Trusts and LGC Holdco with certain customary registration rights. The New Stockholders Agreement will terminate upon the distribution of all or substantially all of the Class B Shares held by the LGC Family Trusts or LGC Holdco.
Dividends
In August 2025, the Board of Directors declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. The dividend was paid on October 8, 2025 to stockholders of record as of September 10, 2025. The timing, declaration, amount and payment of future dividends to stockholders, if any, is within the discretion of the Board of Directors. The Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the Board of Directors deems relevant.
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
The following table summarizes assets and liabilities, as applicable, measured at fair value:

	As of September 30, 2025				As of June 30, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Interest rate derivatives - cash flow hedges	$—	$10	$—	$10	$—	$12	$—	$12
Equity and other securities	74	54	814	942	67	50	814	931
Total assets	$74	$64	$814	$952	$67	$62	$814	$943

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
A rollforward of the Company’s equity and other securities classified as Level 3 is as follows:

	For the three months ended September 30,
	2025	2024
	(in millions)
Balance - beginning of period	$814	$122
Additions	3	—
Foreign exchange and other	(3)	2
Balance - end of period	$814	$124
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
Derivatives are classified as current or non-current in the Balance Sheets based on their maturity dates. Refer to the table below for further details:

	Balance Sheet Classification	As of September 30, 2025	As of June 30, 2025
		(in millions)
Interest rate derivatives—cash flow hedges	Other current assets	$6	$7
Interest rate derivatives—cash flow hedges	Other non-current assets	$4	$5
Cash Flow Hedges
The Company utilizes interest rate derivatives to mitigate interest rate risk in relation to future interest payments.
The total notional value of interest rate swap derivatives designated for hedging was approximately $469 million as of September 30, 2025 for News Corporation borrowings. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to March 2027. As of September 30, 2025, the Company estimates that approximately $7 million of net derivative gains related to its interest rate swap derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next twelve months.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the impact that changes in the fair values had on Accumulated other comprehensive loss and the Statements of Operations during the three months ended September 30, 2025 and 2024 for derivatives designated as cash flow hedges:
Gains (losses) recognized in Accumulated other comprehensive loss for the three months ended September 30, 2025 and 2024, by derivative instrument:

	For the three months ended September 30,
	2025	2024
	(in millions)
Interest rate derivatives—cash flow hedges	$1	$(10)
(Gains) losses reclassified from Accumulated other comprehensive loss into the Statements of Operations for the three months ended September 30, 2025 and 2024, by derivative instrument:

	Income Statement Classification	For the three months ended September 30,
		2025	2024
		(in millions)
Interest rate derivatives—cash flow hedges	Interest income, net	$(3)	$(4)
Other Fair Value Measurements
As of September 30, 2025, the carrying value of the Company’s outstanding borrowings approximates the fair value. The 2022 Senior Notes and the 2021 Senior Notes are classified as Level 2 and the remaining borrowings are classified as Level 3 in the fair value hierarchy.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9. EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share under ASC 260, Earnings per Share:

	For the three months ended September 30,
	2025	2024
	(in millions, except per share amounts)
Net income from continuing operations	$150	$149
Net loss from discontinued operations, net of tax	—	(5)
Net income	150	144
Net income attributable to noncontrolling interests from continuing operations	(38)	(31)
Net income attributable to noncontrolling interests from discontinued operations	—	6
Net income attributable to News Corporation stockholders	$112	$119

Weighted-average number of shares of common stock outstanding - basic	564.9	569.2
Dilutive effect of equity awards	2.0	2.0
Weighted-average number of shares of common stock outstanding - diluted	566.9	571.2

Net income attributable to News Corporation stockholders per share:
Basic
Continuing operations	$0.20	$0.21
Discontinued operations	—	—
	$0.20	$0.21
Diluted
Continuing operations	$0.20	$0.21
Discontinued operations	—	—
	$0.20	$0.21
NOTE 10. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has commitments under certain firm contractual arrangements to make future payments. These firm commitments secure the current and future rights to various assets and services to be used in the normal course of operations. During the three months ended September 30, 2025, the Company entered into new leases, some of which will commence subsequent to fiscal 2026, and extended the terms of certain other leases. As a result, the Company has presented its commitments associated with its operating leases in the table below. The Company’s remaining commitments as of September 30, 2025 have not changed significantly from the disclosures included in the 2025 Form 10-K.

	As of September 30, 2025
	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(in millions)
Operating leases	$106	$216	$177	$1,066	$1,565

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

Dow Jones
Beginning in August 2024, a number of purported class action complaints have been filed in the U.S. District Court for the Northern District of Illinois against certain pipe converters, distributors and the Company’s subsidiary, Oil Price Information Service, LLC (“OPIS”), alleging violations of federal and state antitrust laws. The complaints seek treble damages, injunctive relief and attorneys’ fees and costs. In May 2025, the Company entered into a settlement which would resolve the complaints. The settlement received preliminary court approval in July 2025 but remains subject to final approval. In September 2025, a similar purported class action was filed in the Supreme Court of British Columbia alleging violations of certain provisions of Canadian law and claiming damages and costs among other relief. The Company is currently evaluating this action, and it is not possible at this time to predict with any degree of certainty the ultimate outcome.
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
In September 2025, a class action lawsuit against Anthropic PBC, in which HarperCollins is a class member, received preliminary court approval for settlement. As the timing and final amount of any potential proceeds receivable under the settlement remain uncertain, the Company has not recognized any gain related to this matter for the three months ended September 30, 2025.

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
The net expense related to the U.K. Newspaper Matters in Selling, general and administrative was $1 million and $2 million for the three months ended September 30, 2025 and 2024, respectively. As of September 30, 2025, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred and has accrued approximately $20 million. The amount to be indemnified by FOX of approximately $28 million was recorded as a receivable in Other current assets on the Balance Sheet as of September 30, 2025. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.
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
For the three months ended September 30, 2025, the Company recorded income tax expense of $62 million on pre-tax income from continuing operations of $212 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by valuation allowances recorded against tax benefits in certain businesses.
For the three months ended September 30, 2024, the Company recorded income tax expense of $61 million on pre-tax income from continuing operations of $210 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by valuation allowances recorded against tax benefits in certain businesses.
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
On July 4, 2025, H.R. 1 - One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. Certain provisions of OBBBA will become effective for the Company’s fiscal 2026, while others will take effect beginning in fiscal 2027. ASC 740, Income Taxes requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The OBBBA maintains the U.S. Federal income tax rate of 21%. The Company does not expect OBBBA to materially impact its effective tax rate, however the Company continues to assess the impact of OBBBA including future expected guidance from the U.S. Treasury Department and States.
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
The Company paid gross income taxes of $56 million and $48 million during the three months ended September 30, 2025 and 2024, respectively, and received tax refunds of $1 million in each of those periods.
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
•Digital Real Estate Services—The Digital Real Estate Services segment consists of the Company’s 61.4% interest in REA Group and 80% interest in Move. The remaining 20% interest in Move is held by REA Group. REA Group is a market-leading digital media business specializing in property and is listed on the Australian Securities Exchange (“ASX”) (ASX: REA). REA Group advertises property and property-related services on its websites and mobile apps, including Australia’s leading residential, commercial and share property websites, realestate.com.au, realcommercial.com.au and Flatmates.com.au, property.com.au and Housing.com in India. In addition, REA Group provides property-related data to the financial sector and financial services through a digital property search and financing experience and a mortgage broking offering.
Move is a leading provider of digital real estate services in the U.S. and primarily operates Realtor.com®, a premier real estate information, advertising and services platform. Move offers real estate advertising solutions to agents and brokers, including its RealPRO SelectSM, ConnectionsSM Plus and Listing Toolkit products as well as its referral-based services, ReadyConnect ConciergeSM and RealChoiceTM Selling. Move also offers online tools and services to do-it-yourself landlords and tenants.
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
•News Media—The News Media segment consists primarily of News Corp Australia, News UK and the New York Post and includes The Australian, The Daily Telegraph, Herald Sun, The Courier Mail, The Advertiser and the news.com.au website in Australia, The Times, The Sunday Times, The Sun, The Sun on Sunday and thesun.co.uk in the U.K. and the-sun.com in the U.S. This segment also includes News Broadcasting (formerly Wireless Group), operator of talkSPORT, the leading sports radio network in the U.K., Talk in the U.K., Australian News Channel, which operates the Sky News Australia network, Australia’s 24-hour multi-channel, multi-platform news service, and Storyful, a social media content agency.
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Segment information is summarized as follows:

	For the three months ended September 30, 2025
	Dow Jones	Digital Real Estate Services	Book Publishing	News Media	Other	Total
	(in millions)
Segment information:
Revenues	$586	$479	$534	$545	$—	$2,144
Significant segment expenses:
Operating expenses	(238)	(53)	(354)	(296)	—	(941)
Selling, general and administrative	(204)	(268)	(122)	(219)	(50)	(863)
Segment EBITDA	$144	$158	$58	$30	$(50)	$340
Depreciation and amortization						(117)
Impairment and restructuring charges						(19)
Equity losses of affiliates						(2)
Interest income, net						6
Other, net						4
Income before income tax expense from continuing operations						212
Income tax expense from continuing operations						(62)
Net income from continuing operations						150
Net income from discontinued operations, net of tax						—
Net income						$150

	For the three months ended September 30, 2024
	Dow Jones	Digital Real Estate Services	Book Publishing	News Media	Other	Total
	(in millions)
Segment information:
Revenues	$552	$457	$546	$541	$—	$2,096
Significant segment expenses:
Operating expenses	(239)	(47)	(365)	(301)	—	(952)
Selling, general and administrative	(182)	(270)	(100)	(222)	(45)	(819)
Segment EBITDA	$131	$140	$81	$18	$(45)	$325
Depreciation and amortization						(112)
Impairment and restructuring charges						(22)
Equity losses of affiliates						(3)
Interest expense, net						—
Other, net						22
Income before income tax expense from continuing operations						210
Income tax expense from continuing operations						(61)
Net income from continuing operations						149
Net loss from discontinued operations, net of tax						(5)
Net income						$144

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended September 30,
	2025	2024
	(in millions)
Depreciation and amortization:
Dow Jones	$40	$39
Digital Real Estate Services	37	36
Book Publishing	15	13
News Media	24	23
Other	1	1
Total Depreciation and amortization	$117	$112

	For the three months ended September 30,
	2025	2024
	(in millions)
Capital expenditures:
Dow Jones	$15	$16
Digital Real Estate Services	38	39
Book Publishing	8	3
News Media	18	17
Other	2	—
Total Capital expenditures	$81	$75

	As of September 30, 2025	As of June 30, 2025
	(in millions)
Total assets:
Dow Jones	$4,088	$4,134
Digital Real Estate Services	3,192	3,202
Book Publishing	2,814	2,767
News Media	2,022	2,102
Other(a)	2,199	2,283
Investments	1,028	1,016
Total assets	$15,343	$15,504
(a)The Other segment primarily includes Cash and cash equivalents.

	As of September 30, 2025	As of June 30, 2025
	(in millions)
Goodwill and intangible assets, net:
Dow Jones	$3,280	$3,256
Digital Real Estate Services	1,809	1,798
Book Publishing	924	941
News Media	304	308
Total Goodwill and intangible assets, net	$6,317	$6,303

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 13. ADDITIONAL FINANCIAL INFORMATION
Receivables, net
Receivables are presented net of allowances, which reflect the Company’s expected credit losses based on historical experience as well as current and expected economic conditions.
Receivables, net consist of:

	As of September 30, 2025	As of June 30, 2025
	(in millions)
Receivables	$1,690	$1,618
Less: allowances	(55)	(56)
Receivables, net	$1,635	$1,562
Other Non-Current Assets
The following table sets forth the components of Other non-current assets:

	As of September 30, 2025	As of June 30, 2025
	(in millions)
Royalty advances to authors	$376	$377
Non-current receivables	325	320
Retirement benefit assets	166	165
News America Marketing deferred consideration(a)	191	—
Other	134	138
Total Other non-current assets	$1,192	$1,000
(a)The balance of the News America Marketing deferred consideration was reclassified to Other non-current assets during the three months ended September 30, 2025, as the Company has amended the agreement to extend the payment due date.
Other Current Liabilities
The following table sets forth the components of Other current liabilities:

	As of September 30, 2025	As of June 30, 2025
	(in millions)
Royalties and commissions payable	$238	$202
Allowance for sales returns	129	138
Current operating lease liabilities	71	74
Other	253	300
Total Other current liabilities	$691	$714

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Other, net
The following table sets forth the components of Other, net:

	For the three months ended September 30,
	2025	2024
	(in millions)
Remeasurement of equity securities	$(1)	$10
Other	5	12
Total Other, net	$4	$22
Supplemental Cash Flow Information
The following table sets forth the Company’s cash paid for interest and taxes:

	For the three months ended September 30,
	2025	2024
	(in millions)
Cash paid for interest	$20	$15
Cash paid for taxes	$56	$48

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This document, including the following discussion and analysis, contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements that are not statements of historical fact are forward-looking statements. The words “expect,” “will,” “estimate,” “anticipate,” “predict,” “believe,” “should” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this discussion and analysis and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s business, financial condition or results of operations, the Company’s strategy and strategic initiatives, including potential acquisitions, investments and dispositions, the Company’s cost savings initiatives and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth under the heading “Risk Factors” in Part I, Item 1A. in News Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025, as filed with the Securities and Exchange Commission (the “SEC”) on August 6, 2025 (the “2025 Form 10-K”), and as may be updated in this and other subsequent Quarterly Reports on Form 10-Q. The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by the Company with the SEC. This section should be read together with the unaudited consolidated financial statements of News Corporation and related notes set forth elsewhere herein and the audited consolidated financial statements of News Corporation and related notes set forth in the 2025 Form 10-K.
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
Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:
•Overview of the Company’s Businesses—This section provides a general description of the Company’s businesses, as well as developments that occurred to date during fiscal 2026 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.
•Results of Operations—This section provides an analysis of the Company’s results of operations for the three months ended September 30, 2025 and 2024. This analysis is presented on both a consolidated basis and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the three months ended September 30, 2025 and 2024, as well as a discussion of the Company’s financial arrangements and outstanding commitments, both firm and contingent, that existed as of September 30, 2025.

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
•Digital Real Estate Services—The Digital Real Estate Services segment consists of the Company’s 61.4% interest in REA Group and 80% interest in Move. The remaining 20% interest in Move is held by REA Group. REA Group is a market-leading digital media business specializing in property and is listed on the Australian Securities Exchange (“ASX”) (ASX: REA). REA Group advertises property and property-related services on its websites and mobile apps, including Australia’s leading residential, commercial and share property websites, realestate.com.au, realcommercial.com.au and Flatmates.com.au, property.com.au and Housing.com in India. In addition, REA Group provides property-related data to the financial sector and financial services through a digital property search and financing experience and a mortgage broking offering.
Move is a leading provider of digital real estate services in the U.S. and primarily operates Realtor.com®, a premier real estate information, advertising and services platform. Move offers real estate advertising solutions to agents and brokers, including its RealPRO SelectSM, ConnectionsSM Plus and Listing Toolkit products as well as its referral-based services, ReadyConnect ConciergeSM and RealChoiceTM Selling. Move also offers online tools and services to do-it-yourself landlords and tenants.
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
•News Media—The News Media segment consists primarily of News Corp Australia, News UK and the New York Post and includes The Australian, The Daily Telegraph, Herald Sun, The Courier Mail, The Advertiser and the news.com.au website in Australia, The Times, The Sunday Times, The Sun, The Sun on Sunday and thesun.co.uk in the U.K. and the-sun.com in the U.S. This segment also includes News Broadcasting (formerly Wireless Group), operator of talkSPORT, the leading sports radio network in the U.K., Talk in the U.K., Australian News Channel, which operates the Sky News Australia network, Australia’s 24-hour multi-channel, multi-platform news service, and Storyful, a social media content agency.
•Other—The Other segment consists primarily of general corporate overhead expenses, strategy costs and costs related to the U.K. Newspaper Matters (as defined in Note 10—Commitments and Contingencies to the Consolidated Financial Statements).

RESULTS OF OPERATIONS
Results of Operations—For the three months ended September 30, 2025 versus the three months ended September 30, 2024
The following table sets forth the Company’s operating results for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024:

	For the three months ended September 30,
	2025	2024	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$782	$743	$39	5%
Advertising	317	321	(4)	(1)%
Consumer	510	521	(11)	(2)%
Real estate	370	357	13	4%
Other	165	154	11	7%
Total Revenues	2,144	2,096	48	2%
Operating expenses	(941)	(952)	11	1%
Selling, general and administrative	(863)	(819)	(44)	(5)%
Depreciation and amortization	(117)	(112)	(5)	(4)%
Impairment and restructuring charges	(19)	(22)	3	14%
Equity losses of affiliates	(2)	(3)	1	33%
Interest income, net	6	—	6	**
Other, net	4	22	(18)	(82)%
Income before income tax expense from continuing operations	212	210	2	1%
Income tax expense from continuing operations	(62)	(61)	(1)	(2)%
Net income from continuing operations	150	149	1	1%
Net loss from discontinued operations, net of tax	—	(5)	5	100%
Net income	150	144	6	4%
Net income attributable to noncontrolling interests from continuing operations	(38)	(31)	(7)	(23)%
Net loss attributable to noncontrolling interests from discontinued operations	—	6	(6)	(100)%
Net income attributable to News Corporation stockholders	$112	$119	$(7)	(6)%
** not meaningful
Revenues—Revenues increased $48 million, or 2%, for the three months ended September 30, 2025 as compared to the corresponding period of fiscal 2025.
The revenue increase for the three months ended September 30, 2025 was primarily due to higher revenues at the Dow Jones segment driven by higher circulation and subscription revenues and at the Digital Real Estate Services segment driven by higher revenues at Move and REA Group. These increases were partially offset by lower revenues at the Book Publishing segment driven by lower book sales. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $4 million for the three months ended September 30, 2025 as compared to the corresponding period of fiscal 2025.
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
Operating expenses—Operating expenses decreased $11 million, or 1%, for the three months ended September 30, 2025, as compared to the corresponding period of fiscal 2025.

The decrease in operating expenses for the three months ended September 30, 2025 was primarily due to lower expenses at the Book Publishing segment driven by lower costs related to lower sales volume and at the News Media segment driven by cost savings initiatives and lower Talk costs. The decrease was partially offset by higher expenses at the Digital Real Estate Services segment driven by higher employee costs. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense increase of $5 million, or 1%, for the three months ended September 30, 2025 as compared to the corresponding period of fiscal 2025.
Selling, general and administrative—Selling, general and administrative increased $44 million, or 5%, for the three months ended September 30, 2025, as compared to the corresponding period of fiscal 2025.
The increase in Selling, general and administrative for the three months ended September 30, 2025 was primarily due to higher employee and marketing costs at the Dow Jones segment and a $13 million write-off of a customer receivable related to the expected closure of a book distributor and higher employee costs at the Book Publishing segment. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative increase of $1 million for the three months ended September 30, 2025 as compared to the corresponding period of fiscal 2025.
Depreciation and amortization—Depreciation and amortization expense increased $5 million, or 4%, for the three months ended September 30, 2025, as compared to the corresponding period of fiscal 2025.
Impairment and restructuring charges— During the three months ended September 30, 2025 and 2024, the Company recorded impairment and restructuring charges of $19 million and $22 million, including restructuring charges of $14 million and $22 million, respectively.
See Note 4—Impairment and Restructuring Charges in the accompanying Consolidated Financial Statements.
Equity losses of affiliates—Equity losses of affiliates improved by $1 million, or 33%, for the three months ended September 30, 2025, as compared to the corresponding period of fiscal 2025. See Note 5—Investments in the accompanying Consolidated Financial Statements.
Interest income, net—Interest income, net improved by $6 million for the three months ended September 30, 2025 as compared to the corresponding period of fiscal 2025, primarily driven by higher interest income on cash balances and lower borrowings at REA Group. See Note 6—Borrowings and Note 8—Financial Instruments and Fair Value Measurements in the accompanying Consolidated Financial Statements.
Other, net—For the three months ended September 30, 2025 and 2024, the Company recorded Other, net of $4 million and $22 million, respectively.
See Note 13—Additional Financial Information in the accompanying Consolidated Financial Statements.
Income tax expense from continuing operations—For the three months ended September 30, 2025, the Company recorded income tax expense of $62 million on pre-tax income from continuing operations of $212 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by valuation allowances recorded against tax benefits in certain businesses.
For the three months ended September 30, 2024, the Company recorded income tax expense of $61 million on pre-tax income from continuing operations of $210 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by valuation allowances recorded against tax benefits in certain businesses.
See Note 11—Income Taxes in the accompanying Consolidated Financial Statements.
Net income from continuing operations—Net income from continuing operations for the three months ended September 30, 2025 was $150 million, compared to $149 million for the corresponding period of fiscal 2025, an increase of $1 million, or 1%, driven by the factors discussed above.

Net loss from discontinued operations, net of tax—Net loss from discontinued operations, net of tax for the three months ended September 30, 2025 was nil, compared to $5 million for the corresponding period of fiscal 2025. The amount recognized in fiscal 2025 related to the reclassification of Foxtel to discontinued operations. See Note 2—Discontinued Operations in the accompanying Consolidated Financial Statements.
Net income—Net income for the three months ended September 30, 2025 was $150 million, compared to net income of $144 million for the corresponding period of fiscal 2025, an increase of $6 million, or 4%, driven by the factors discussed above.
Net income attributable to noncontrolling interests from continuing operations—Net income attributable to noncontrolling interests from continuing operations increased by $7 million, or 23%, for the three months ended September 30, 2025, as compared to the corresponding period of fiscal 2025, primarily driven by higher earnings at REA Group.
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
The following table reconciles Net income from continuing operations to Total Segment EBITDA for the three months ended September 30, 2025 and 2024:

	For the three months ended September 30,
	2025	2024
(in millions)
Net income from continuing operations	$150	$149
Reconciling items:
Income tax expense from continuing operations	62	61
Other, net	(4)	(22)
Interest income, net	(6)	—
Equity losses of affiliates	2	3
Impairment and restructuring charges	19	22
Depreciation and amortization	117	112
Total Segment EBITDA	$340	$325

The following table sets forth the Company’s Revenues and Segment EBITDA by reportable segment for the three months ended September 30, 2025 and 2024:

	For the three months ended September 30,
	2025		2024
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
Dow Jones	$586	$144	$552	$131
Digital Real Estate Services	479	158	457	140
Book Publishing	534	58	546	81
News Media	545	30	541	18
Other	—	(50)	—	(45)
Total	$2,144	$340	$2,096	$325
Dow Jones (27% and 26% of the Company’s consolidated revenues in the three months ended September 30, 2025 and 2024, respectively)

	For the three months ended September 30,
	2025	2024	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$491	$459	$32	7%
Advertising	85	85	—	—%
Other	10	8	2	25%
Total Revenues	586	552	34	6%
Operating expenses	(238)	(239)	1	—%
Selling, general and administrative	(204)	(182)	(22)	(12)%
Segment EBITDA	$144	$131	$13	10%
For the three months ended September 30, 2025, revenues at the Dow Jones segment increased $34 million, or 6%, as compared to the corresponding period of fiscal 2025, due to higher circulation and subscription revenues. Digital revenues represented 84% of total revenues at the Dow Jones segment for the three months ended September 30, 2025, as compared to 82% in the corresponding period of fiscal 2025. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $3 million for the three months ended September 30, 2025 as compared to the corresponding period of fiscal 2025.
Circulation and Subscription Revenues

	For the three months ended September 30,
	2025	2024	Change	% Change
(in millions, except %)			Better/(Worse)
Circulation and subscription revenues:
Circulation and other	$248	$238	$10	4%
Risk and Compliance	94	81	13	16%
Dow Jones Energy	73	68	5	7%
Other information services	76	72	4	6%
Professional information business	243	221	22	10%
Total circulation and subscription revenues	$491	$459	$32	7%

Circulation and subscription revenues increased $32 million, or 7%, during the three months ended September 30, 2025 as compared to the corresponding period of fiscal 2025. Professional information business revenues increased $22 million, or 10%, primarily due to the $13 million and $5 million increases in Risk & Compliance and Dow Jones Energy revenues, respectively, driven by price increases, new customers and new products, and also benefited from improvement at Factiva, primarily due to the resolution of a customer dispute. Circulation and other revenues increased $10 million, or 4%, driven by increased circulation revenues due to the conversion of customers from introductory promotions to higher pricing and growth in digital-only subscriptions, partially offset by print circulation declines. Digital revenues represented 75% of circulation revenue for the three months ended September 30, 2025, as compared to 72% in the corresponding period of fiscal 2025.
The following table summarizes average daily consumer subscriptions during the three months ended September 30, 2025 and 2024 for select publications and for all consumer subscription products:(a)

	For the three months ended September 30(b),
	2025	2024	Change	% Change
(in thousands, except %)			Better/(Worse)
The Wall Street Journal
Digital-only subscriptions(c)	4,217	3,811	406	11%
Total subscriptions	4,610	4,255	355	8%
Barron’s Group(d)
Digital-only subscriptions(c)	1,366	1,325	41	3%
Total subscriptions	1,471	1,446	25	2%
Total Consumer(e)
Digital-only subscriptions(c)	5,878	5,325	553	10%
Total subscriptions	6,392	5,908	484	8%
(a)Based on internal data for the periods from June 30, 2025 through September 28, 2025 and July 1, 2024 through September 29, 2024, respectively. Excludes off-platform distribution, except for certain custom workflow integration products.
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
(d)Barron’s Group consists of Barron’s, MarketWatch, Financial News and Private Equity News.
(e)Total Consumer consists of The Wall Street Journal, Barron’s Group and Investor’s Business Daily.
Advertising Revenues
Advertising revenues were flat during the three months ended September 30, 2025 as compared to the corresponding period of fiscal 2025, as higher digital advertising revenues were offset by lower print advertising revenues. Digital advertising revenues represented 68% of advertising revenue for the three months ended September 30, 2025, as compared to 67% in the corresponding period of fiscal 2025.
Segment EBITDA
For the three months ended September 30, 2025, Segment EBITDA at the Dow Jones segment increased $13 million, or 10%, as compared to the corresponding period of fiscal 2025, primarily due to the increase in revenues discussed above, partially offset by higher employee and marketing costs.

Digital Real Estate Services (22% of the Company’s consolidated revenues in both the three months ended September 30, 2025 and 2024)

	For the three months ended September 30,
	2025	2024	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$2	$2	$—	—%
Advertising	41	38	3	8%
Real estate	370	357	13	4%
Other	66	60	6	10%
Total Revenues	479	457	22	5%
Operating expenses	(53)	(47)	(6)	(13)%
Selling, general and administrative	(268)	(270)	2	1%
Segment EBITDA	$158	$140	$18	13%
For the three months ended September 30, 2025, revenues at the Digital Real Estate Services segment increased $22 million, or 5%, as compared to the corresponding period of fiscal 2025. Revenues at Move increased $13 million, or 9%, to $152 million for the three months ended September 30, 2025 from $139 million in the corresponding period of fiscal 2025, driven by higher sales of RealPRO SelectSM, as Move shifts its focus to more premium offerings, and revenue growth in seller, new homes and rentals. The increase was partially offset by the continued negative impact of the macroeconomic environment on the U.S. housing market, which resulted in a 1% decrease in lead volumes. Revenues at REA Group increased $9 million, or 3%, to $327 million for the three months ended September 30, 2025 from $318 million in the corresponding period of fiscal 2025. The increase was due to higher Australian residential revenues driven by price increases and growth in add-on products and higher financial services revenues from higher settlements, partially offset by the $7 million, or 2%, negative impact of foreign currency fluctuations and lower revenues at REA India. REA India revenues are expected to be impacted in the near-term by recent divestitures and discontinuations of certain businesses.
For the three months ended September 30, 2025, Segment EBITDA at the Digital Real Estate Services segment increased $18 million, or 13%, as compared to the corresponding period of fiscal 2025, primarily due to the higher revenues discussed above and the absence of $12 million of costs related to the withdrawn offer to acquire Rightmove in the prior year, partially offset by higher employee costs, higher broker commissions at REA Group from higher settlements and the $4 million, or 3%, negative impact of foreign currency fluctuations.
Book Publishing (25% and 26% of the Company’s consolidated revenues in the three months ended September 30, 2025 and 2024, respectively)

	For the three months ended September 30,
	2025	2024	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Consumer	$510	$521	$(11)	(2)%
Other	24	25	(1)	(4)%
Total Revenues	534	546	(12)	(2)%
Operating expenses	(354)	(365)	11	3%
Selling, general and administrative	(122)	(100)	(22)	(22)%
Segment EBITDA	$58	$81	$(23)	(28)%

For the three months ended September 30, 2025, revenues at the Book Publishing segment decreased $12 million, or 2%, as compared to the corresponding period of fiscal 2025, primarily due to lower digital book sales driven by the mix of titles, including the impact of Hillbilly Elegy by J.D. Vance in the prior year, as well as softness in consumer spending and the timing of ordering from certain customers. Digital sales decreased by 9% as compared to the corresponding period of fiscal 2025 driven by lower audiobook and e-book sales. Digital sales represented approximately 23% of consumer revenues in the three months ended September 30, 2025 as compared to 25% in the corresponding period of fiscal 2025. Backlist sales represented approximately 65% of consumer revenues during the three months ended September 30, 2025 as compared to 64% in the corresponding period of fiscal 2025. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $5 million, or 1%, for the three months ended September 30, 2025 as compared to the corresponding period of fiscal 2025.
For the three months ended September 30, 2025, Segment EBITDA at the Book Publishing segment decreased $23 million, or 28%, as compared to the corresponding period of fiscal 2025, primarily due to a $13 million write-off of a customer receivable related to the expected closure of a book distributor, the lower revenues discussed above and higher employee costs, partially offset by lower costs related to lower sales volumes.
News Media (26% of the Company’s consolidated revenues in both the three months ended September 30, 2025 and 2024)

	For the three months ended September 30,
	2025	2024	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$289	$282	$7	2%
Advertising	191	198	(7)	(4)%
Other	65	61	4	7%
Total Revenues	545	541	4	1%
Operating expenses	(296)	(301)	5	2%
Selling, general and administrative	(219)	(222)	3	1%
Segment EBITDA	$30	$18	$12	67%
Revenues at the News Media segment increased $4 million, or 1%, for the three months ended September 30, 2025 as compared to the corresponding period of fiscal 2025. Circulation and subscription revenues increased $7 million, or 2%, as compared to the corresponding period of fiscal 2025, driven by price increases, digital subscriber growth and the $3 million, or 1%, positive impact of foreign currency fluctuations, partially offset by print volume declines. Advertising revenues decreased $7 million, or 4%, as compared to the corresponding period of fiscal 2025, due to lower print and digital advertising revenues at News Corp Australia, partially offset by higher digital advertising revenues at the New York Post and the $1 million positive impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $3 million, or 1%, for the three months ended September 30, 2025 as compared to the corresponding period of fiscal 2025.
Segment EBITDA at the News Media segment increased by $12 million, or 67%, for the three months ended September 30, 2025 as compared to the corresponding period of fiscal 2025. The increase was driven by cost savings initiatives, lower Talk costs and the higher revenues discussed above.

LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition
The Company’s principal source of liquidity is internally generated funds and cash and cash equivalents on hand. As of September 30, 2025, the Company’s cash and cash equivalents were $2.2 billion. The Company also has available borrowing capacity under its revolving credit facility (the “Revolving Facility”) and certain other facilities, as described below, and expects to have access to the worldwide credit and capital markets, subject to market conditions, in order to issue additional debt if needed or desired. The Company currently expects these elements of liquidity will enable it to meet its liquidity needs for at least the next twelve months, including repayment of indebtedness. Although the Company believes that its cash on hand and future cash from operations, together with its access to the credit and capital markets, will provide adequate resources to fund its operating and financing needs for at least the next twelve months, its access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the financial and operational performance of the Company and/or its operating subsidiaries, as applicable, (ii) the Company’s credit ratings and/or the credit rating of its operating subsidiaries, as applicable, (iii) the provisions of any relevant debt instruments, credit agreements, indentures and similar or associated documents, (iv) the liquidity of the overall credit and capital markets and (v) the state of the economy. There can be no assurances that the Company will continue to have access to the credit and capital markets on acceptable terms.
As of September 30, 2025, the Company’s consolidated assets included $720 million in cash and cash equivalents that were held by its foreign subsidiaries. Of this amount, $213 million is cash not readily accessible by the Company as it is held by REA Group, a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance.
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
The manner, timing, number and share price of any repurchases will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market conditions, applicable securities laws, alternative investment opportunities and other factors. The Stock Repurchase Programs have no time limit and may be modified, suspended or discontinued at any time. As of September 30, 2025, the remaining authorized amount under the Stock Repurchase Programs was approximately $1,216 million.
The following table summarizes the shares repurchased under the Stock Repurchase Programs and subsequently retired and the related consideration paid during the three months ended September 30, 2025 and 2024:

	For the three months ended September 30,
	2025		2024
	Shares	Amount	Shares	Amount
	(in millions)
Class A Common Stock	2.1	$62	0.9	$25
Class B Common Stock	0.9	32	0.4	13
Total	3.0	$94	1.3	$38

Dividends
In August 2025, the Company’s Board of Directors (the “Board of Directors”) declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. The dividend was paid on October 8, 2025 to stockholders of record as of September 10, 2025. The timing, declaration, amount and payment of future dividends to stockholders, if any, is within the discretion of the Board of Directors. The Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the Board of Directors deems relevant.
Sources and Uses of Cash—For the three months ended September 30, 2025 versus the three months ended September 30, 2024
Net cash provided by operating activities from continuing operations for the three months ended September 30, 2025 and 2024 was as follows:

	For the three months ended September 30,
	2025	2024
	(in millions)
Net cash provided by operating activities from continuing operations	$85	$26
Net cash provided by operating activities from continuing operations increased by $59 million for the three months ended September 30, 2025 as compared to the three months ended September 30, 2024. The increase was primarily due to lower working capital and higher Total Segment EBITDA, partially offset by higher tax payments.
Net cash used in investing activities from continuing operations for the three months ended September 30, 2025 and 2024 was as follows:

	For the three months ended September 30,
	2025	2024
	(in millions)
Net cash used in investing activities from continuing operations	$(101)	$(116)
Net cash used in investing activities from continuing operations decreased by $15 million for the three months ended September 30, 2025, as compared to the three months ended September 30, 2024, driven by the $34 million decrease in cash used for purchases of investments and $16 million of higher proceeds from sales of investments, partially offset by the $29 million increase in net cash used for acquisitions.
Net cash used in financing activities from continuing operations for the three months ended September 30, 2025 and 2024 was as follows:

	For the three months ended September 30,
	2025	2024
	(in millions)
Net cash used in financing activities from continuing operations	$(179)	$(109)
Net cash used in financing activities from continuing operations was $179 million for the three months ended September 30, 2025, as compared to $109 million for the three months ended September 30, 2024.
During the three months ended September 30, 2025, the Company had $92 million of stock repurchases of outstanding Class A and Class B Common Stock under the Stock Repurchase Programs and dividend payments of $47 million primarily to REA Group minority stockholders.

During the three months ended September 30, 2024, the Company had $57 million of borrowing repayments primarily at REA Group, $38 million of stock repurchases of outstanding Class A and Class B Common Stock under the 2021 Repurchase Program and dividend payments of $35 million primarily to REA Group minority stockholders. The net cash used in financing activities from continuing operations was partially offset by new borrowings of $56 million primarily at REA Group.
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
The Company believes free cash flow provides useful information to management and investors about the Company’s liquidity and cash flow trends.
The following table presents a reconciliation of net cash provided by operating activities from continuing operations to free cash flow:

	For the three months ended September 30,
	2025	2024
	(in millions)
Net cash provided by operating activities from continuing operations	$85	$26
Less: Capital expenditures	(81)	(75)
Free cash flow	$4	$(49)
Free cash flow in the three months ended September 30, 2025 was $4 million compared to $(49) million in the corresponding period of fiscal 2025. Free cash flow improved primarily due to higher cash provided by operating activities from continuing operations, partially offset by higher capital expenditures.
Borrowings
News Corporation Borrowings
As of September 30, 2025, News Corporation had (i) borrowings of $1,956 million, including the current portion, consisting of its outstanding 2021 Senior Notes, 2022 Senior Notes and Term A Loans, and (ii) $750 million of undrawn commitments available under the Revolving Facility.
REA Group Borrowings
As of September 30, 2025, REA Group had A$200 million of undrawn commitments available under the 2024 REA Credit Facility. During the three months ended September 30, 2025, REA Group amended its 2024 REA Credit Facility to reduce the total amount available under the facility to A$200 million. REA Group is a consolidated but non wholly-owned subsidiary of News Corp, and its indebtedness is only guaranteed by REA Group and certain of its subsidiaries and is non-recourse to News Corp.
HarperCollins Equipment Lease
In October 2025, HarperCollins entered into a finance leasing arrangement for up to $120 million of equipment for a new warehouse (the “Equipment Lease”), which is expected to increase efficiencies. Interest accrues on amounts drawn under the Equipment Lease based on the Term SOFR plus a margin of 1.475%. The Equipment Lease may be drawn on until June 30, 2028, after which lease payments commence for a term of 7 years. The lease obligations are secured by the acquired equipment, and ownership of the equipment acquired under the Equipment Lease will transfer to HarperCollins at the end of the lease term. The Equipment Lease will be classified as a finance lease on the Company’s balance sheet.

All of the Company’s borrowings contain customary representations, covenants and events of default. The Company was in compliance with all applicable covenants at September 30, 2025.
See Note 6—Borrowings in the accompanying Consolidated Financial Statements for further details regarding the Company’s outstanding debt, including additional information about interest rates, amortization (if any), maturities and covenants related to such debt arrangements.
Commitments
The Company has commitments under certain firm contractual arrangements to make future payments. These firm commitments secure the current and future rights to various assets and services to be used in the normal course of operations. During the three months ended September 30, 2025, the Company entered into new leases, some of which will commence subsequent to fiscal 2026, and extended the terms of certain other leases. As a result, the Company has presented its commitments associated with its operating leases in the table below. The Company’s remaining commitments as of September 30, 2025 have not changed significantly from the disclosures included in the 2025 Form 10-K.

	As of September 30, 2025
	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(in millions)
Operating leases	$106	$216	$177	$1,066	$1,565
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s 2025 Form 10-K.
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

(b)Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s first quarter of fiscal 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
See Note 10—Commitments and Contingencies in the accompanying Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors described in the 2025 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On September 22, 2021, the Company announced a stock repurchase program authorizing the Company to purchase up to $1 billion in the aggregate of its outstanding Class A Common Stock and Class B Common Stock (the “2021 Repurchase Program”). On July 15, 2025, the Company announced a new stock repurchase program authorizing the Company to purchase up to $1 billion in the aggregate of the Company’s outstanding Class A Common Stock and Class B Common Stock (the “2025 Repurchase Program” and, together with the 2021 Repurchase Program, the “Stock Repurchase Programs”), which is in addition to the remaining authorized amount under the 2021 Repurchase Program.
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
The following table details the Company’s monthly share repurchases during the three months ended September 30, 2025:

	Total Number of Shares Purchased(a)		Average Price Paid Per Share(b)		Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Program(b)
	Class A	Class B	Class A	Class B
	(in millions, except per share amounts)
June 30, 2025 - July 27, 2025	0.2	0.1	$29.62	$34.16	0.3	$1,300
July 28, 2025 - August 31, 2025	1.0	0.4	$29.49	$34.03	1.4	$1,255
September 1, 2025 - September 28, 2025	0.9	0.4	$29.84	$33.23	1.3	$1,216
Total	2.1	0.9	$29.65	$33.71	3.0
(a)     The Company has not made any repurchases of Common Stock other than in connection with the publicly announced Stock Repurchase Programs described above.
(b)     Amounts exclude taxes, fees, commissions or other costs associated with the repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.
Trading Plans
None.
ITEM 6. EXHIBITS

10.1
Stockholders Agreement, dated as of September 8, 2025, by and between News Corporation, LGC Holdco, LLC and the LGC Family Trusts (Incorporated by reference to Exhibit 10.2 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on September 10, 2025).

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025 formatted in Inline XBRL: (i) Consolidated Statements of Operations for the three months ended September 30, 2025 and 2024 (unaudited); (ii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 30, 2025 and 2024 (unaudited); (iii) Consolidated Balance Sheets as of September 30, 2025 (unaudited) and June 30, 2025 (audited); (iv) Consolidated Statements of Cash Flows for the three months ended September 30, 2025 and 2024 (unaudited); and (v) Notes to the Unaudited Consolidated Financial Statements.*

104	The cover page from News Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in Inline XBRL (included as Exhibit 101).*
*    Filed herewith.
**    Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION (Registrant)

	By:	/s/ Lavanya Chandrashekar
Lavanya Chandrashekar Chief Financial Officer

Date: November 7, 2025