Form 10-Q
period 2025-12-31
NEWS CORP
filed 2026-02-06
CIK 1564708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes ☐ No ☒
As of January 30, 2026, 370,225,794 shares of Class A Common Stock and 185,152,266 shares of Class B Common Stock were outstanding.

NEWS CORPORATION
FORM 10-Q

PART I
ITEM 1. FINANCIAL STATEMENTS
NEWS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; millions, except per share amounts)

		For the three months ended December 31,		For the six months ended December 31,
	Notes	2025	2024	2025	2024
Revenues:
Circulation and subscription		$792	$745	$1,574	$1,488
Advertising		389	385	706	706
Consumer		607	572	1,117	1,093
Real estate		401	377	771	734
Other		173	159	338	313
Total Revenues	3	2,362	2,238	4,506	4,334
Operating expenses		(1,008)	(963)	(1,949)	(1,915)
Selling, general and administrative		(833)	(797)	(1,696)	(1,616)
Depreciation and amortization		(118)	(113)	(235)	(225)
Impairment and restructuring charges	4	(30)	(16)	(49)	(38)
Equity losses of affiliates	5	(2)	(8)	(4)	(11)
Interest income (expense), net		9	(3)	15	(3)
Other, net	13	(13)	92	(9)	114
Income before income tax expense from continuing operations		367	430	579	640
Income tax expense from continuing operations	11	(125)	(124)	(187)	(185)
Net income from continuing operations		242	306	392	455
Net loss from discontinued operations, net of tax	2	—	(23)	—	(28)
Net income		242	283	392	427
Net income attributable to noncontrolling interests from continuing operations		(49)	(78)	(87)	(109)
Net loss attributable to noncontrolling interests from discontinued operations		—	10	—	16
Net income attributable to News Corporation stockholders		$193	$215	$305	$334

Net income (loss) attributable to News Corporation stockholders per share:	9
Basic
Continuing operations		$0.34	$0.40	$0.54	$0.61
Discontinued operations		$—	$(0.02)	—	(0.02)
		$0.34	$0.38	$0.54	$0.59
Diluted
Continuing operations		$0.34	$0.40	$0.54	$0.61
Discontinued operations		$—	$(0.02)	—	(0.02)
		$0.34	$0.38	$0.54	$0.59
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; millions)

	For the three months ended December 31,		For the six months ended December 31,
	2025	2024	2025	2024
Net income	$242	$283	$392	$427
Other comprehensive income (loss):
Foreign currency translation adjustments	72	(418)	45	(248)
Net change in the fair value of cash flow hedges(a)	(2)	10	(4)	(6)
Benefit plan adjustments, net(b)	2	10	8	7
Other comprehensive income (loss)	72	(398)	49	(247)
Comprehensive income (loss)	314	(115)	441	180
Net income attributable to noncontrolling interests	(49)	(68)	(87)	(93)
Other comprehensive (income) loss attributable to noncontrolling interests(c)	(19)	105	(20)	74
Comprehensive income (loss) attributable to News Corporation stockholders	$246	$(78)	$334	$161
(a)    Net of income tax expense (benefit) of nil and $4 million for the three months ended December 31, 2025 and 2024, respectively, and $(1) million and $(2) million for the six months ended December 31, 2025 and 2024, respectively.
(b)    Net of income tax expense (benefit) of $1 million and $3 million for the three months ended December 31, 2025 and 2024, respectively, and $3 million and $2 million for the six months ended December 31, 2025 and 2024, respectively.
(c)    Primarily consists of foreign currency translation adjustments.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Millions, except share and per share amounts)

	Notes	As of December 31, 2025	As of June 30, 2025
		(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents		$2,051	$2,403
Receivables, net	13	1,894	1,562
Inventory, net		306	327
Other current assets		322	519
Total current assets		4,573	4,811
Non-current assets:
Investments	5	1,003	1,016
Property, plant and equipment, net		1,330	1,331
Operating lease right-of-use assets		783	789
Intangible assets, net		1,891	1,930
Goodwill		4,500	4,373
Deferred income tax assets, net	11	192	254
Other non-current assets	13	1,238	1,000
Total assets		$15,510	$15,504
Liabilities and Equity:
Current liabilities:
Accounts payable		$425	$335
Accrued expenses		885	1,036
Deferred revenue	3	474	498
Current borrowings	6	25	25
Other current liabilities	13	713	714
Total current liabilities		2,522	2,608
Non-current liabilities:
Borrowings	6	1,926	1,937
Retirement benefit obligations		117	117
Deferred income tax liabilities, net	11	53	57
Operating lease liabilities		897	904
Other non-current liabilities		533	492
Commitments and contingencies	10
Class A common stock(a)		4	4
Class B common stock(b)		2	2
Additional paid-in capital		10,809	11,058
Accumulated deficit		(509)	(747)
Accumulated other comprehensive loss		(1,514)	(1,543)
Total News Corporation stockholders’ equity		8,792	8,774
Noncontrolling interests		670	615
Total equity	7	9,462	9,389
Total liabilities and equity		$15,510	$15,504
(a)    Class A common stock, $0.01 par value per share (“Class A Common Stock”), 1,500,000,000 shares authorized, 371,777,267 and 376,718,696 shares issued and outstanding, net of 27,368,413 treasury shares at par, at December 31, 2025 and June 30, 2025, respectively.
(b)    Class B common stock, $0.01 par value per share (“Class B Common Stock”), 750,000,000 shares authorized, 185,853,935 and 188,666,990 shares issued and outstanding, net of 78,430,424 treasury shares at par, at December 31, 2025 and June 30, 2025, respectively.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; millions)

		For the six months ended December 31,
	Notes	2025	2024
Operating activities:
Net income		$392	$427
Net loss from discontinued operations, net of tax		—	28
Net income from continuing operations		$392	$455
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization		235	225
Operating lease expense		34	37
Equity losses of affiliates	5	4	11
Impairment charges	4	13	—
Deferred income taxes	11	62	80
Other, net	13	9	(112)
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets		(353)	(247)
Inventories, net		31	(31)
Accounts payable and other liabilities		(111)	(140)
Net cash provided by operating activities from continuing operations		316	278
Investing activities:
Capital expenditures		(180)	(157)
Proceeds from sales of property, plant and equipment		1	—
Acquisitions, net of cash acquired		(97)	(13)
Purchases of investments in equity affiliates and other		(30)	(107)
Proceeds from sales of investments in equity affiliates and other		62	234
Other, net		(7)	(13)
Net cash used in investing activities from continuing operations		(251)	(56)
Financing activities:
Borrowings	6	—	61
Repayment of borrowings	6	(12)	(196)
Repurchase of shares	7	(264)	(78)
Dividends paid		(104)	(92)
Other, net		(39)	(37)
Net cash used in financing activities from continuing operations		(419)	(342)
Cash flows from discontinued operations:
Net cash (used in) provided by operating activities from discontinued operations		(6)	90
Net cash used in investing activities from discontinued operations		—	(43)
Net cash used in financing activities from discontinued operations		—	(11)
Net cash (used in) provided by discontinued operations		(6)	36

Net change in cash, cash equivalents and restricted cash, including discontinued operations		(360)	(84)
Effect of exchange rate changes on cash, cash equivalents and restricted cash, including discontinued operations		8	(30)
Cash, cash equivalents and restricted cash, including discontinued operations, beginning of year		2,403	1,960
Cash, cash equivalents and restricted cash, including discontinued operations, end of period		2,051	1,846
Less: Cash and cash equivalents at end of period of discontinued operations		—	(58)
Less: Restricted cash included in Other current assets(a)		—	(37)
Cash and cash equivalents		$2,051	$1,751
(a)    Represented restricted cash in escrow to fund an acquisition at the Book Publishing segment which closed in the third quarter of fiscal 2025.
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
The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal 2026 and fiscal 2025 include 52 weeks. All references to the three and six months ended December 31, 2025 and 2024 relate to the three and six months ended December 28, 2025 and December 29, 2024, respectively. For convenience purposes, the Company continues to date its Consolidated Financial Statements as of December 31.
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
In December 2025, the FASB issued ASU 2025-11, Interim Reporting (Topic 270): Narrow-Scope Improvements (“ASU 2025-11”). The amendments in ASU 2025-11 amend ASC Topic 270, Interim Reporting to improve the navigability of required interim disclosures and clarify when the guidance is applicable. ASU 2025-11 also adds a principle requiring entities to disclose material events that occurred since the end of the last annual reporting period. ASU 2025-11 is effective for the Company’s interim reporting periods beginning July 1, 2028, with early adoption permitted. ASU 2025-11 will not have a material impact on the Company’s consolidated financial statements.
In December 2025, the FASB issued ASU 2025-12, Codification Improvements (“ASU 2025-12”). The amendments in ASU 2025-12 represent changes that (1) clarify, (2) correct errors, or (3) make minor improvements to the Accounting Standards Codification that make it easier to understand and apply. ASU 2025-12 is effective for the Company’s annual reporting periods beginning July 1, 2027, and interim periods within those annual reporting periods, with early adoption permitted. ASU 2025-12 will not have a material impact on the Company’s consolidated financial statements.
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the results of operations from the discontinued operations of Foxtel for the three and six months ended December 31, 2024:

	For the three months ended December 31, 2024	For the six months ended December 31, 2024
	(in millions)
Revenues	$462	$961
Operating expenses	(314)	(638)
Selling, general and administrative	(83)	(168)
Depreciation and amortization	(79)	(156)
Impairment and restructuring charges	(1)	(2)
Interest expense, net	(17)	(35)
Other, net	(1)	—
Loss before income tax benefit	(33)	(38)
Income tax benefit	10	10
Net loss	(23)	(28)
Net loss attributable to noncontrolling interests	10	16
Net loss attributable to News Corporation stockholders	(13)	$(12)
NOTE 3. REVENUES
The following tables present the Company’s disaggregated revenues by type and segment for the three and six months ended December 31, 2025 and 2024:

	For the three months ended December 31, 2025
	Dow Jones	Digital Real Estate Services	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$497	$2	$—	$293	$—	$792
Advertising	133	40	—	216	—	389
Consumer	—	—	607	—	—	607
Real estate	—	401	—	—	—	401
Other	18	68	26	61	—	173
Total Revenues	$648	$511	$633	$570	$—	$2,362

	For the three months ended December 31, 2024
	Dow Jones	Digital Real Estate Services	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$461	$2	$—	$282	$—	$745
Advertising	121	35	—	229	—	385
Consumer	—	—	572	—	—	572
Real estate	—	377	—	—	—	377
Other	18	59	23	59	—	159
Total Revenues	$600	$473	$595	$570	$—	$2,238

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the six months ended December 31, 2025
	Dow Jones	Digital Real Estate Services	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$988	$4	$—	$582	$—	$1,574
Advertising	218	81	—	407	—	706
Consumer	—	—	1,117	—	—	1,117
Real estate	—	771	—	—	—	771
Other	28	134	50	126	—	338
Total Revenues	$1,234	$990	$1,167	$1,115	$—	$4,506

	For the six months ended December 31, 2024
	Dow Jones	Digital Real Estate Services	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$920	$4	$—	$564	$—	$1,488
Advertising	206	73	—	427	—	706
Consumer	—	—	1,093	—	—	1,093
Real estate	—	734	—	—	—	734
Other	26	119	48	120	—	313
Total Revenues	$1,152	$930	$1,141	$1,111	$—	$4,334
Contract Liabilities and Assets
The Company’s deferred revenue balance primarily relates to amounts received from customers for subscriptions paid in advance of the services being provided. The following table presents changes in the deferred revenue balance for the three and six months ended December 31, 2025 and 2024:

	For the three months ended December 31,		For the six months ended December 31,
	2025	2024	2025	2024
	(in millions)
Balance, beginning of period	$504	$488	$498	$483
Deferral of revenue	814	810	1,623	1,597
Recognition of deferred revenue(a)	(844)	(855)	(1,645)	(1,645)
Other	—	(12)	(2)	(4)
Balance, end of period	$474	$431	$474	$431
(a)For the three and six months ended December 31, 2025, the Company recognized $222 million and $389 million, respectively, of revenue which was included in the opening deferred revenue balance. For the three and six months ended December 31, 2024, the Company recognized $205 million and $378 million, respectively, of revenue which was included in the opening deferred revenue balance.
The Company had contract assets of $72 million and $37 million as of December 31, 2025 and 2024, respectively.

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
For the three and six months ended December 31, 2025, the Company recognized approximately $105 million and $212 million, respectively, in revenues related to performance obligations that were satisfied or partially satisfied in a prior reporting period. The remaining transaction price related to unsatisfied performance obligations as of December 31, 2025 was approximately $1,110 million, of which approximately $235 million is expected to be recognized over the remainder of fiscal 2026, $355 million is expected to be recognized in fiscal 2027 and $172 million is expected to be recognized in fiscal 2028, with the remainder to be recognized thereafter. These amounts do not include (i) contracts with an expected duration of one year or less, (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage and (iii) variable consideration allocated to performance obligations accounted for under the series guidance that meets the allocation objective under ASC 606, Revenue from Contracts with Customers.
NOTE 4. IMPAIRMENT AND RESTRUCTURING CHARGES
During the three and six months ended December 31, 2025, the Company recorded impairment and restructuring charges of $30 million and $49 million, including restructuring charges of $22 million and $36 million, respectively.
During the three and six months ended December 31, 2024, the Company recorded restructuring charges of $16 million and $38 million, respectively, and there were no impairment charges.
Changes in restructuring program liabilities were as follows:

	For the three months ended December 31,
	2025			2024
	One time employee termination benefits	Other costs	Total	One time employee termination benefits	Other costs	Total
	(in millions)
Balance, beginning of period	$37	$46	$83	$24	$33	$57
Additions	21	1	22	15	1	16
Payments	(37)	(2)	(39)	(20)	(2)	(22)
Other	—	—	—	(1)	(1)	(2)
Balance, end of period	$21	$45	$66	$18	$31	$49

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the six months ended December 31,
	2025			2024
	One time employee termination benefits	Other costs	Total	One time employee termination benefits	Other costs	Total
	(in millions)
Balance, beginning of period	$42	$46	$88	$25	$34	$59
Additions	35	1	36	36	2	38
Payments	(60)	(3)	(63)	(42)	(4)	(46)
Other	4	1	5	(1)	(1)	(2)
Balance, end of period	$21	$45	$66	$18	$31	$49
As of December 31, 2025, restructuring liabilities of $25 million were included in the Balance Sheet in Other current liabilities and $41 million were included in Other non-current liabilities.
NOTE 5. INVESTMENTS
The Company’s investments were comprised of the following:

	Ownership Percentage as of December 31, 2025	As of December 31, 2025	As of June 30, 2025
		(in millions)
Equity method investments(a)	various	$90	$85
Equity and other securities(b)	various	913	931
Total Investments		$1,003	$1,016
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

	For the three months ended December 31,		For the six months ended December 31,
	2025	2024	2025	2024
	(in millions)		(in millions)
Total gains (losses) recognized on equity securities	$(12)	$18	$(13)	$28
Less: Net gains (losses) recognized on equity securities sold	(1)	—	(1)	—
Unrealized gains (losses) recognized on equity securities held at end of period	$(11)	$18	$(12)	$28
Equity Losses of Affiliates
The Company’s share of the losses of its equity affiliates was $2 million and $4 million for the three and six months ended December 31, 2025, respectively, and $8 million and $11 million for the corresponding periods of fiscal 2025, respectively.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6. BORROWINGS
The Company’s total borrowings consist of the following:

	Interest rate at December 31, 2025	Maturity at December 31, 2025	As of December 31, 2025	As of June 30, 2025
			(in millions)
News Corporation
2022 Term loan A(a)	5.477%	Mar 31, 2027	$463	$475
2022 Senior notes	5.125%	Feb 15, 2032	494	494
2021 Senior notes	3.875%	May 15, 2029	994	993
REA Group(b)
2024 REA credit facility — tranche 1(c)	5.19%	Sep 15, 2028	—	—
Total borrowings			1,951	1,962
Less: current portion(d)			(25)	(25)
Long-term borrowings			$1,926	$1,937
(a)The Company entered into an interest rate swap derivative to fix the floating rate interest component of its Term A Loans at 2.083%. For the three months ended December 31, 2025, the Company was paying interest at an effective interest rate of 3.458%. See Note 8—Financial Instruments and Fair Value Measurements.
(b)Borrowings under this facility are incurred by REA Group and certain of its subsidiaries (REA Group and certain of its subsidiaries, the “REA Debt Group”), consolidated but non wholly-owned subsidiaries of News Corp, and are only guaranteed by the REA Debt Group and are non-recourse to News Corp.
(c)This facility was amended during the six months ended December 31, 2025 to reduce the total amount available under the facility to A$200 million. As of December 31, 2025, REA Group had total undrawn commitments of A$200 million available under this facility.
(d)The current portion of long term debt as of December 31, 2025 and June 30, 2025 relates to required principal repayments on the 2022 Term Loan A.
HarperCollins Equipment Lease
In October 2025, HarperCollins entered into a finance leasing arrangement for up to $120 million of equipment for a new warehouse (the “Equipment Lease”). Interest accrues on amounts drawn under the Equipment Lease based on the Term SOFR plus a margin of 1.475%. The Equipment Lease may be drawn on until June 30, 2028, after which lease payments commence for a term of 7 years. The lease obligations are secured by the acquired equipment, and ownership of the equipment acquired under the Equipment Lease will transfer to HarperCollins at the end of the lease term. The Equipment Lease will be classified as a finance lease on the Company’s balance sheet upon commencement.
Covenants
The Company’s borrowings and those of its consolidated subsidiaries contain customary representations, covenants and events of default, including those discussed in the Company’s 2025 Form 10-K. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the applicable debt agreements may be declared immediately due and payable. The Company was in compliance with all applicable covenants at December 31, 2025.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7. EQUITY
The following tables summarize changes in equity for the three and six months ended December 31, 2025 and 2024:

	For the three months ended December 31, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, September 30, 2025	376	$4	188	$2	$10,929	$(664)	$(1,567)	$8,704	$606	$9,310
Net income	—	—	—	—	—	193	—	193	49	242
Other comprehensive income	—	—	—	—	—	—	53	53	19	72
Dividends	—	—	—	—	—	—	—	—	—	—
Share repurchases	(4)	—	(2)	—	(137)	(38)	—	(175)	—	(175)
Other	—	—	—	—	17	—	—	17	(4)	13
Balance, December 31, 2025	372	$4	186	$2	$10,809	$(509)	$(1,514)	$8,792	$670	$9,462

	For the three months ended December 31, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, September 30, 2024	379	$4	190	$2	$11,157	$(1,779)	$(1,131)	$8,253	$913	$9,166
Net income	—	—	—	—	—	215	—	215	68	283
Other comprehensive loss	—	—	—	—	—	—	(293)	(293)	(105)	(398)
Dividends	—	—	—	—	—	—	—	—	—	—
Share repurchases	(1)	—	(1)	—	(30)	(10)	—	(40)	—	(40)
Other	—	—	—	—	14	—	—	14	—	14
Balance, December 31, 2024	378	$4	189	$2	$11,141	$(1,574)	$(1,424)	$8,149	$876	$9,025

	For the six months ended December 31, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, June 30, 2025	377	$4	189	$2	$11,058	$(747)	$(1,543)	$8,774	$615	$9,389
Net income	—	—	—	—	—	305	—	305	87	392
Other comprehensive income	—	—	—	—	—	—	29	29	20	49
Dividends	—	—	—	—	(57)	—	—	(57)	(47)	(104)
Share repurchases	(6)	—	(3)	—	(202)	(67)	—	(269)	—	(269)
Other	1	—	—	—	10	—	—	10	(5)	5
Balance, December 31, 2025	372	$4	186	$2	$10,809	$(509)	$(1,514)	$8,792	$670	$9,462

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the six months ended December 31, 2024
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, June 30, 2024	379	$4	190	$2	$11,254	$(1,889)	$(1,251)	$8,120	$891	$9,011
Net income	—	—	—	—	—	334	—	334	93	427
Other comprehensive loss	—	—	—	—	—	—	(173)	(173)	(74)	(247)
Dividends	—	—	—	—	(57)	—	—	(57)	(35)	(92)
Share repurchases	(2)	—	(1)	—	(59)	(19)	—	(78)	—	(78)
Other	1	—	—	—	3	—	—	3	1	4
Balance, December 31, 2024	378	$4	189	$2	$11,141	$(1,574)	$(1,424)	$8,149	$876	$9,025
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
The manner, timing, number and share price of any repurchases will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market conditions, applicable securities laws, alternative investment opportunities and other factors. The Stock Repurchase Programs have no time limit and may be modified, suspended or discontinued at any time. As of December 31, 2025, the remaining authorized amount under the Stock Repurchase Programs was approximately $1,044 million.
The following tables summarize the shares repurchased under the Stock Repurchase Programs and subsequently retired and the related consideration paid, excluding associated taxes, fees, commissions or other costs, during the three and six months ended December 31, 2025 and 2024:

	For the three months ended December 31,
	2025		2024
	Shares	Amount	Shares	Amount
	(in millions)
Class A Common Stock	4.4	$115	1.0	$26
Class B Common Stock	1.9	57	0.5	14
Total	6.3	$172	1.5	$40

	For the six months ended December 31,
	2025		2024
	Shares	Amount	Shares	Amount
	(in millions)
Class A Common Stock	6.5	$177	1.9	$51
Class B Common Stock	2.8	89	0.9	27
Total	9.3	$266	2.8	$78

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
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
The following table summarizes assets and liabilities, as applicable, measured at fair value:

	As of December 31, 2025				As of June 30, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Interest rate derivatives - cash flow hedges	$—	$7	$—	$7	$—	$12	$—	$12
Equity and other securities	39	57	817	913	67	50	814	931
Total assets	$39	$64	$817	$920	$67	$62	$814	$943

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
A rollforward of the Company’s equity and other securities classified as Level 3 is as follows:

	For the six months ended December 31,
	2025	2024
	(in millions)
Balance - beginning of period	$814	$122
Additions(a)	5	41
Returns of capital	(2)	(5)
Measurement adjustments	—	3
Foreign exchange and other	—	2
Balance - end of period	$817	$163
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
Derivatives are classified as current or non-current in the Balance Sheets based on their maturity dates. Refer to the table below for further details:

	Balance Sheet Classification	As of December 31, 2025	As of June 30, 2025
		(in millions)
Interest rate derivatives—cash flow hedges	Other current assets	$5	$7
Interest rate derivatives—cash flow hedges	Other non-current assets	$2	$5
Cash Flow Hedges
The Company utilizes interest rate derivatives to mitigate interest rate risk in relation to future interest payments.
The total notional value of interest rate swap derivatives designated for hedging was approximately $463 million as of December 31, 2025 for News Corporation borrowings. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to March 2027. As of December 31, 2025, the Company estimates that approximately $6 million of net derivative gains related to its interest rate swap derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next twelve months.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the impact that changes in the fair values had on Accumulated other comprehensive loss and the Statements of Operations during the three and six months ended December 31, 2025 and 2024 for derivatives designated as cash flow hedges:
Gains (losses) recognized in Accumulated other comprehensive loss for the three and six months ended December 31, 2025 and 2024, by derivative instrument:

	For the three months ended December 31,		For the six months ended December 31,
	2025	2024	2025	2024
	(in millions)
Interest rate derivatives—cash flow hedges	$—	$10	$1	$—
(Gains) losses reclassified from Accumulated other comprehensive loss into the Statements of Operations for the three and six months ended December 31, 2025 and 2024, by derivative instrument:

	Income Statement Classification	For the three months ended December 31,		For the six months ended December 31,
		2025	2024	2025	2024
		(in millions)
Interest rate derivatives—cash flow hedges	Interest income (expense), net	$(2)	$(3)	$(5)	$(7)
Other Fair Value Measurements
As of December 31, 2025, the carrying value of the Company’s outstanding borrowings approximates the fair value. The 2022 Senior Notes and the 2021 Senior Notes are classified as Level 2 and the remaining borrowings are classified as Level 3 in the fair value hierarchy.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9. EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share under ASC 260, Earnings per Share:

	For the three months ended December 31,		For the six months ended December 31,
	2025	2024	2025	2024
	(in millions, except per share amounts)
Net income from continuing operations	$242	$306	$392	$455
Net loss from discontinued operations, net of tax	—	(23)	—	(28)
Net income	242	283	392	427
Net income attributable to noncontrolling interests from continuing operations	(49)	(78)	(87)	(109)
Net income attributable to noncontrolling interests from discontinued operations	—	10	—	16
Net income attributable to News Corporation stockholders	$193	$215	$305	$334

Weighted-average number of shares of common stock outstanding - basic	560.6	568.5	562.8	568.8
Dilutive effect of equity awards	1.4	1.6	1.6	1.9
Weighted-average number of shares of common stock outstanding - diluted	562.0	570.1	564.4	570.7

Net income (loss) attributable to News Corporation stockholders per share:
Basic
Continuing operations	$0.34	$0.40	$0.54	$0.61
Discontinued operations	$—	$(0.02)	—	(0.02)
	$0.34	$0.38	$0.54	$0.59
Diluted
Continuing operations	$0.34	$0.40	$0.54	$0.61
Discontinued operations	$—	$(0.02)	—	(0.02)
	$0.34	$0.38	$0.54	$0.59
NOTE 10. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has commitments under certain firm contractual arrangements to make future payments. These firm commitments secure the current and future rights to various assets and services to be used in the normal course of operations. During the six months ended December 31, 2025, the Company entered into new leases, some of which will commence subsequent to fiscal 2026, and extended the terms of certain other leases. As a result, the Company has presented its commitments associated with its operating leases in the table below. The Company’s remaining commitments as of December 31, 2025 have not changed significantly from the disclosures included in the 2025 Form 10-K.

	As of December 31, 2025
	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(in millions)
Operating leases	$103	$202	$175	$1,039	$1,519

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
In September 2025, a class action lawsuit against Anthropic PBC, in which HarperCollins is a class member, received preliminary court approval for settlement. As the timing and final amount of any potential proceeds receivable under the settlement remain uncertain, the Company has not recognized any gain related to this matter for the three and six months ended December 31, 2025.

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
The net expense related to the U.K. Newspaper Matters in Selling, general and administrative was nil and $4 million for the three months ended December 31, 2025 and 2024, respectively, and $1 million and $6 million for the six months ended December 31, 2025 and 2024, respectively. As of December 31, 2025, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred and has accrued approximately $18 million. The amount to be indemnified by FOX of approximately $26 million was recorded as a receivable in Other current assets on the Balance Sheet as of December 31, 2025. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.
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
For the three months ended December 31, 2025, the Company recorded income tax expense of $125 million on pre-tax income from continuing operations of $367 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by valuation allowances recorded against tax benefits in certain businesses.
For the six months ended December 31, 2025, the Company recorded income tax expense of $187 million on pre-tax income from continuing operations of $579 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by valuation allowances recorded against tax benefits in certain businesses.
For the three months ended December 31, 2024, the Company recorded income tax expense of $124 million on pre-tax income from continuing operations of $430 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates, and by valuation allowances recorded against tax benefits in certain businesses offset by lower taxes on the disposition of REA Group’s interest in PropertyGuru.

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
The Company’s tax returns are subject to on-going review and examination by various tax authorities. Tax authorities may not agree with the treatment of items reported in the Company’s tax returns, and therefore the outcome of tax reviews and examinations can be unpredictable. The Company is currently undergoing audits with certain U.S. states and foreign jurisdictions. The Company was notified by the Internal Revenue Service in January 2026 that they plan to commence an audit for the fiscal year ended June 30, 2024. The Company believes it has appropriately accrued for the expected outcome of uncertain tax matters and believes such liabilities represent a reasonable provision for taxes ultimately expected to be paid. However, the Company may need to accrue additional income tax expense and its liability may need to be adjusted as new information becomes known and as these tax examinations continue to progress, or as settlements or litigations occur.
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
The Organization for Economic Cooperation and Development (“OECD”) has proposed a global minimum tax of 15% of reported profits (“Pillar 2”) that has been agreed upon in principle by over 140 countries. Following an executive order issued by the United States in January 2025 announcing opposition to aspects of these rules, the G7 issued a statement on June 28, 2025 acknowledging that U.S. parented groups would be exempt from certain aspects of Pillar 2 in recognition of existing U.S. minimum tax rules to which they are subject. On January 5, 2026, the OECD announced a political and technical agreement by the Inclusive Framework on a comprehensive package for a "side-by-side arrangement" (the “Package”). The Package, in the form of administrative guidance, includes a new Simplified Effective Tax Rate Safe Harbour, a one-year extension of the Transitional Country-by-Country Reporting Safe Harbour, a new Substance-based Tax Incentive Safe Harbour and two Safe Harbours related to a Side-by-Side System. This administrative guidance will be incorporated into the Commentary to the Global Anti-Base Erosion Model Rules. The Company does not expect the Package to materially impact its effective tax rate, however the Company continues to assess the impact of the Package including future expected guidance from the OECD.
Several jurisdictions have rolled back their digital services taxes and certain jurisdictions continue to maintain or have enacted new digital services taxes. Those taxes have had limited impact on the Company’s overall tax obligations, but the Company continues to monitor them.
The Company paid gross income taxes of $123 million and $108 million during the six months ended December 31, 2025 and 2024, respectively, and received tax refunds of $1 million in each of those periods.

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
Segment information is summarized as follows:

	For the three months ended December 31, 2025
	Dow Jones	Digital Real Estate Services	Book Publishing	News Media	Other	Total
	(in millions)
Segment information:
Revenues	$648	$511	$633	$570	$—	$2,362
Significant segment expenses:
Operating expenses	(237)	(48)	(432)	(291)	—	(1,008)
Selling, general and administrative	(220)	(257)	(102)	(209)	(45)	(833)
Segment EBITDA	$191	$206	$99	$70	$(45)	$521
Depreciation and amortization						(118)
Impairment and restructuring charges						(30)
Equity losses of affiliates						(2)
Interest income, net						9
Other, net						(13)
Income before income tax expense from continuing operations						367
Income tax expense from continuing operations						(125)
Net income from continuing operations						242
Net income from discontinued operations, net of tax						—
Net income						$242

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended December 31, 2024
	Dow Jones	Digital Real Estate Services	Book Publishing	News Media	Other	Total
	(in millions)
Segment information:
Revenues	$600	$473	$595	$570	$—	$2,238
Significant segment expenses:
Operating expenses	(240)	(45)	(390)	(288)	—	(963)
Selling, general and administrative	(186)	(243)	(104)	(208)	(56)	(797)
Segment EBITDA	$174	$185	$101	$74	$(56)	$478
Depreciation and amortization						(113)
Impairment and restructuring charges						(16)
Equity losses of affiliates						(8)
Interest expense, net						(3)
Other, net						92
Income before income tax expense from continuing operations						430
Income tax expense from continuing operations						(124)
Net income from continuing operations						306
Net loss from discontinued operations, net of tax						(23)
Net income						$283

	For the six months ended December 31, 2025
	Dow Jones	Digital Real Estate Services	Book Publishing	News Media	Other	Total
	(in millions)
Segment information:
Revenues	$1,234	$990	$1,167	$1,115	$—	$4,506
Significant segment expenses:
Operating expenses	(475)	(101)	(786)	(587)	—	(1,949)
Selling, general and administrative	(424)	(525)	(224)	(428)	(95)	(1,696)
Segment EBITDA	$335	$364	$157	$100	$(95)	$861
Depreciation and amortization						(235)
Impairment and restructuring charges						(49)
Equity losses of affiliates						(4)
Interest expense, net						15
Other, net						(9)
Income before income tax expense from continuing operations						579
Income tax expense from continuing operations						(187)
Net income from continuing operations						392
Net loss from discontinued operations, net of tax						—
Net income						$392

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the six months ended December 31, 2024
	Dow Jones	Digital Real Estate Services	Book Publishing	News Media	Other	Total
	(in millions)
Segment information:
Revenues	$1,152	$930	$1,141	$1,111	$—	$4,334
Significant segment expenses:
Operating expenses	(479)	(92)	(755)	(589)	—	(1,915)
Selling, general and administrative	(368)	(513)	(204)	(430)	(101)	(1,616)
Segment EBITDA	$305	$325	$182	$92	$(101)	$803
Depreciation and amortization						(225)
Impairment and restructuring charges						(38)
Equity losses of affiliates						(11)
Interest expense, net						(3)
Other, net						114
Income before income tax expense from continuing operations						640
Income tax expense from continuing operations						(185)
Net income from continuing operations						455
Net loss from discontinued operations, net of tax						(28)
Net income						$427

	For the three months ended December 31,		For the six months ended December 31,
	2025	2024	2025	2024
	(in millions)
Depreciation and amortization:
Dow Jones	$41	$38	$81	$77
Digital Real Estate Services	38	36	75	72
Book Publishing	14	13	29	26
News Media	24	25	48	48
Other	1	1	2	2
Total Depreciation and amortization	$118	$113	$235	$225

	For the three months ended December 31,		For the six months ended December 31,
	2025	2024	2025	2024
	(in millions)
Capital expenditures:
Dow Jones	$23	$22	$38	$38
Digital Real Estate Services	37	36	75	75
Book Publishing	6	4	14	7
News Media	30	20	48	37
Other	3	—	5	—
Total Capital expenditures	$99	$82	$180	$157

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	As of December 31, 2025	As of June 30, 2025
	(in millions)
Total assets:
Dow Jones	$4,104	$4,134
Digital Real Estate Services	3,378	3,202
Book Publishing	3,003	2,767
News Media	2,095	2,102
Other(a)	1,927	2,283
Investments	1,003	1,016
Total assets	$15,510	$15,504
(a)The Other segment primarily includes Cash and cash equivalents.

	As of December 31, 2025	As of June 30, 2025
	(in millions)
Goodwill and intangible assets, net:
Dow Jones	$3,266	$3,256
Digital Real Estate Services	1,890	1,798
Book Publishing	927	941
News Media	308	308
Total Goodwill and intangible assets, net	$6,391	$6,303
NOTE 13. ADDITIONAL FINANCIAL INFORMATION
Receivables, net
Receivables are presented net of allowances, which reflect the Company’s expected credit losses based on historical experience as well as current and expected economic conditions.
Receivables, net consist of:

	As of December 31, 2025	As of June 30, 2025
	(in millions)
Receivables	$1,944	$1,618
Less: allowances	(50)	(56)
Receivables, net	$1,894	$1,562

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Other Non-Current Assets
The following table sets forth the components of Other non-current assets:

	As of December 31, 2025	As of June 30, 2025
	(in millions)
Royalty advances to authors	$386	$377
Non-current receivables	343	320
Retirement benefit assets	172	165
News America Marketing deferred consideration(a)	203	—
Other	134	138
Total Other non-current assets	$1,238	$1,000
(a)The balance of the News America Marketing deferred consideration was reclassified to Other non-current assets during the six months ended December 31, 2025, as the Company has amended the agreement to extend the payment due date.
Other Current Liabilities
The following table sets forth the components of Other current liabilities:

	As of December 31, 2025	As of June 30, 2025
	(in millions)
Royalties and commissions payable	$240	$202
Allowance for sales returns	154	138
Current operating lease liabilities	75	74
Other	244	300
Total Other current liabilities	$713	$714
Other, net
The following table sets forth the components of Other, net:

	For the three months ended December 31,		For the six months ended December 31,
	2025	2024	2025	2024
	(in millions)
Remeasurement of equity securities	$(12)	$18	$(13)	$28
Gain on sale of investment in PropertyGuru	—	87	—	87
Other	(1)	(13)	4	(1)
Total Other, net	$(13)	$92	$(9)	$114
Supplemental Cash Flow Information
The following table sets forth the Company’s cash paid for interest and taxes:

	For the six months ended December 31,
	2025	2024
	(in millions)
Cash paid for interest	$47	$41
Cash paid for taxes	$123	$108

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 14. SUBSEQUENT EVENTS
In February 2026, the Company’s Board of Directors declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. The dividend is payable on April 8, 2026 to stockholders of record as of March 11, 2026.

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
•Results of Operations—This section provides an analysis of the Company’s results of operations for the three and six months ended December 31, 2025 and 2024. This analysis is presented on both a consolidated basis and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the six months ended December 31, 2025 and 2024, as well as a discussion of the Company’s financial arrangements and outstanding commitments, both firm and contingent, that existed as of December 31, 2025.

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

RESULTS OF OPERATIONS
Results of Operations—For the three and six months ended December 31, 2025 versus the three and six months ended December 31, 2024
The following table sets forth the Company’s operating results for the three and six months ended December 31, 2025 as compared to the three and six months ended December 31, 2024:

	For the three months ended December 31,				For the six months ended December 31,
	2025	2024	Change	% Change	2025	2024	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$792	$745	$47	6%	$1,574	$1,488	$86	6%
Advertising	389	385	4	1%	706	706	—	—%
Consumer	607	572	35	6%	1,117	1,093	24	2%
Real estate	401	377	24	6%	771	734	37	5%
Other	173	159	14	9%	338	313	25	8%
Total Revenues	2,362	2,238	124	6%	4,506	4,334	172	4%
Operating expenses	(1,008)	(963)	(45)	(5)%	(1,949)	(1,915)	(34)	(2)%
Selling, general and administrative	(833)	(797)	(36)	(5)%	(1,696)	(1,616)	(80)	(5)%
Depreciation and amortization	(118)	(113)	(5)	(4)%	(235)	(225)	(10)	(4)%
Impairment and restructuring charges	(30)	(16)	(14)	(88)%	(49)	(38)	(11)	(29)%
Equity losses of affiliates	(2)	(8)	6	75%	(4)	(11)	7	64%
Interest income (expense), net	9	(3)	12	**	15	(3)	18	**
Other, net	(13)	92	(105)	**	(9)	114	(123)	**
Income before income tax expense from continuing operations	367	430	(63)	(15)%	579	640	(61)	(10)%
Income tax expense from continuing operations	(125)	(124)	(1)	(1)%	(187)	(185)	(2)	(1)%
Net income from continuing operations	242	306	(64)	(21)%	392	455	(63)	(14)%
Net loss from discontinued operations, net of tax	—	(23)	23	100%	—	(28)	28	100%
Net income	242	283	(41)	(14)%	392	427	(35)	(8)%
Net income attributable to noncontrolling interests from continuing operations	(49)	(78)	29	37%	(87)	(109)	22	20%
Net loss attributable to noncontrolling interests from discontinued operations	—	10	(10)	(100)%	—	16	(16)	(100)%
Net income attributable to News Corporation stockholders	$193	$215	$(22)	(10)%	$305	$334	$(29)	(9)%
** not meaningful
Revenues—Revenues increased $124 million, or 6%, and $172 million, or 4%, for the three and six months ended December 31, 2025, respectively, as compared to the corresponding periods of fiscal 2025.
The revenue increase for the three months ended December 31, 2025 was primarily due to higher revenues at the Dow Jones segment driven by higher circulation and subscription and advertising revenues, at the Digital Real Estate Services segment driven by higher revenues at REA Group and Move and at the Book Publishing segment driven by the $15 million impact from recent acquisitions and higher physical book sales. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $26 million, or 2%, for the three months ended December 31, 2025 as compared to the corresponding period of fiscal 2025.

The revenue increase for the six months ended December 31, 2025 was primarily due to higher revenues at the Dow Jones segment driven by higher circulation and subscription and advertising revenues, at the Digital Real Estate Services segment driven by higher revenues at REA Group and Move and at the Book Publishing segment driven by the $22 million impact from recent acquisitions and higher physical book sales. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $30 million, or 1%, for the six months ended December 31, 2025 as compared to the corresponding period of fiscal 2025.
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
Operating expenses—Operating expenses increased $45 million, or 5%, and $34 million, or 2%, for the three and six months ended December 31, 2025, respectively, as compared to the corresponding periods of fiscal 2025.
The increase in operating expenses for the three months ended December 31, 2025 was primarily due to the Book Publishing segment driven by higher costs related to higher sales volume and a $16 million one-time write-off primarily related to inventory at HarperCollins’ international operations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense increase of $9 million, or 1%, for the three months ended December 31, 2025 as compared to the corresponding period of fiscal 2025.
The increase in operating expenses for the six months ended December 31, 2025 was primarily due to the Book Publishing segment driven by a $16 million one-time write-off primarily related to inventory at HarperCollins’ international operations and higher employee costs and at the Digital Real Estate Services segment due to higher employee costs at Move. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense increase of $14 million, or 1%, for the six months ended December 31, 2025 as compared to the corresponding period of fiscal 2025.
Selling, general and administrative—Selling, general and administrative increased $36 million, or 5%, and $80 million, or 5%, for the three and six months ended December 31, 2025, respectively, as compared to the corresponding periods of fiscal 2025.
The increase in Selling, general and administrative for the three months ended December 31, 2025 was primarily due to higher costs at the Dow Jones segment driven by higher employee and marketing costs and at the Digital Real Estate Services segment driven by higher employee costs, primarily at Move, and higher broker commissions at REA Group from higher settlements. The increase was partially offset by lower costs at the Other segment, primarily driven by lower equity-based compensation costs. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative increase of $11 million, or 2%, for the three months ended December 31, 2025 as compared to the corresponding period of fiscal 2025.
The increase in Selling, general and administrative for the six months ended December 31, 2025 was primarily due to higher costs at the Dow Jones segment driven by higher employee and marketing costs, at the Book Publishing segment due to a $13 million write-off of a customer receivable related to the closure of a book distributor and higher employee costs and at the Digital Real Estate Services segment due to higher broker commissions at REA Group and higher employee costs at Move, partially offset by the absence of $12 million of costs related to the withdrawn offer to acquire Rightmove in the prior year. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative increase of $12 million, or 1%, for the six months ended December 31, 2025 as compared to the corresponding period of fiscal 2025.
Depreciation and amortization—Depreciation and amortization expense increased $5 million, or 4%, and $10 million, or 4%, for the three and six months ended December 31, 2025, respectively, as compared to the corresponding periods of fiscal 2025.
Impairment and restructuring charges— During the three and six months ended December 31, 2025, the Company recorded impairment and restructuring charges of $30 million and $49 million, including restructuring charges of $22 million and $36 million, respectively.
During the three and six months ended December 31, 2024, the Company recorded restructuring charges of $16 million and $38 million, respectively, and there were no impairment charges.
See Note 4—Impairment and Restructuring Charges in the accompanying Consolidated Financial Statements.

Equity losses of affiliates—Equity losses of affiliates improved by $6 million, or 75%, and $7 million, or 64%, for the three and six months ended December 31, 2025, respectively, as compared to the corresponding periods of fiscal 2025. See Note 5—Investments in the accompanying Consolidated Financial Statements.
Interest income (expense), net—Interest income (expense), net improved by $12 million and $18 million for the three and six months ended December 31, 2025, respectively, as compared to the corresponding periods of fiscal 2025, driven by higher interest income. See Note 6—Borrowings and Note 8—Financial Instruments and Fair Value Measurements in the accompanying Consolidated Financial Statements.
Other, net—For the three and six months ended December 31, 2025, the Company recorded Other, net of $(13) million and $(9) million, respectively.
For the three and six months ended December 31, 2024, the Company recorded Other, net of $92 million and $114 million, respectively, primarily due to the gain recognized on the sale of REA Group’s interest in PropertyGuru.
See Note 13—Additional Financial Information in the accompanying Consolidated Financial Statements.
Income tax expense from continuing operations—For the three months ended December 31, 2025, the Company recorded income tax expense of $125 million on pre-tax income from continuing operations of $367 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by valuation allowances recorded against tax benefits in certain businesses.
For the six months ended December 31, 2025, the Company recorded income tax expense of $187 million on pre-tax income from continuing operations of $579 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by valuation allowances recorded against tax benefits in certain businesses.
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
See Note 11—Income Taxes in the accompanying Consolidated Financial Statements.
Net income from continuing operations—Net income from continuing operations for the three and six months ended December 31, 2025 was $242 million and $392 million, respectively, compared to $306 million and $455 million for the corresponding periods of fiscal 2025. The decreases of $64 million, or 21%, and $63 million, or 14%, for the three and six months ended December 31, 2025, respectively, as compared to the corresponding periods of fiscal 2025 were driven by the factors discussed above.
Net loss from discontinued operations, net of tax—Net loss from discontinued operations, net of tax for both the three and six months ended December 31, 2025 was nil, compared to $23 million and $28 million for the corresponding periods of fiscal 2025. The amounts recognized in fiscal 2025 relate to the reclassification of Foxtel to discontinued operations. See Note 2—Discontinued Operations in the accompanying Consolidated Financial Statements.
Net income—Net income for the three and six months ended December 31, 2025 was $242 million and $392 million, respectively, compared to $283 million and $427 million for the corresponding periods of fiscal 2025. The decreases of $41 million, or 14%, and $35 million, or 8%, for the three and six months ended December 31, 2025, respectively, as compared to the corresponding periods of fiscal 2025 were driven by the factors discussed above.

Net income attributable to noncontrolling interests from continuing operations—Net income attributable to noncontrolling interests from continuing operations decreased by $29 million, or 37%, and $22 million, or 20%, for the three and six months ended December 31, 2025, respectively, as compared to the corresponding periods of fiscal 2025. The decreases were primarily due to the gain recognized on REA Group’s sale of its investment in PropertyGuru in fiscal 2025.
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
The following table reconciles Net income from continuing operations to Total Segment EBITDA for the three and six months ended December 31, 2025 and 2024:

	For the three months ended December 31,		For the six months ended December 31,
	2025	2024	2025	2024
(in millions)
Net income from continuing operations	$242	$306	$392	$455
Reconciling items:
Income tax expense from continuing operations	125	124	187	185
Other, net	13	(92)	9	(114)
Interest (income) expense, net	(9)	3	(15)	3
Equity losses of affiliates	2	8	4	11
Impairment and restructuring charges	30	16	49	38
Depreciation and amortization	118	113	235	225
Total Segment EBITDA	$521	$478	$861	$803

The following tables set forth the Company’s Revenues and Segment EBITDA by reportable segment for the three and six months ended December 31, 2025 and 2024:

	For the three months ended December 31,
	2025		2024
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
Dow Jones	$648	$191	$600	$174
Digital Real Estate Services	511	206	473	185
Book Publishing	633	99	595	101
News Media	570	70	570	74
Other	—	(45)	—	(56)
Total	$2,362	$521	$2,238	$478

	For the six months ended December 31,
	2025		2024
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
Dow Jones	$1,234	$335	$1,152	$305
Digital Real Estate Services	990	364	930	325
Book Publishing	1,167	157	1,141	182
News Media	1,115	100	1,111	92
Other	—	(95)	—	(101)
Total	$4,506	$861	$4,334	$803
Dow Jones (27% of the Company’s consolidated revenues in both the six months ended December 31, 2025 and 2024)

	For the three months ended December 31,				For the six months ended December 31,
	2025	2024	Change	% Change	2025	2024	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$497	$461	$36	8%	$988	$920	$68	7%
Advertising	133	121	12	10%	218	206	12	6%
Other	18	18	—	—%	28	26	2	8%
Total Revenues	648	600	48	8%	1,234	1,152	82	7%
Operating expenses	(237)	(240)	3	1%	(475)	(479)	4	1%
Selling, general and administrative	(220)	(186)	(34)	(18)%	(424)	(368)	(56)	(15)%
Segment EBITDA	$191	$174	$17	10%	$335	$305	$30	10%
For the three months ended December 31, 2025, revenues at the Dow Jones segment increased $48 million, or 8%, as compared to the corresponding period of fiscal 2025, due to higher circulation and subscription and advertising revenues. Digital revenues represented 82% of total revenues at the Dow Jones segment for the three months ended December 31, 2025, as compared to 81% in the corresponding period of fiscal 2025. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $5 million, or 1%, for the three months ended December 31, 2025 as compared to the corresponding period of fiscal 2025.
For the six months ended December 31, 2025, revenues at the Dow Jones segment increased $82 million, or 7%, as compared to the corresponding period of fiscal 2025, primarily due to higher circulation and subscription and advertising revenues. Digital revenues represented 83% of total revenues at the Dow Jones segment for the six months ended December 31, 2025, as compared to 81% in the corresponding period of fiscal 2025. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $8 million, or 1%, for the six months ended December 31, 2025 as compared to the corresponding period of fiscal 2025.

Circulation and Subscription Revenues

	For the three months ended December 31,				For the six months ended December 31,
	2025	2024	Change	% Change	2025	2024	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Circulation and subscription revenues:
Circulation and other	$253	$243	$10	4%	$501	$481	$20	4%
Risk and Compliance	96	80	16	20%	190	161	29	18%
Dow Jones Energy	75	68	7	10%	148	136	12	9%
Other information services	73	70	3	4%	149	142	7	5%
Professional information business	244	218	26	12%	487	439	48	11%
Total circulation and subscription revenues	$497	$461	$36	8%	$988	$920	$68	7%
Circulation and subscription revenues increased $36 million, or 8%, during the three months ended December 31, 2025 as compared to the corresponding period of fiscal 2025. Professional information business revenues increased $26 million, or 12%, primarily due to the $16 million and $7 million increases in Risk & Compliance and Dow Jones Energy revenues, respectively, driven by price increases, new customers and new products. Circulation and other revenues increased $10 million, or 4%, driven by increased digital circulation revenues due to the conversion of customers from introductory promotions to higher pricing and growth in digital-only subscriptions, including enterprise customers, partially offset by print circulation declines. Digital revenues represented 76% of circulation revenue for the three months ended December 31, 2025, as compared to 73% in the corresponding period of fiscal 2025.
Circulation and subscription revenues increased $68 million, or 7%, during the six months ended December 31, 2025 as compared to the corresponding period of fiscal 2025. Professional information business revenues increased $48 million, or 11%, primarily due to the $29 million and $12 million increases in Risk & Compliance and Dow Jones Energy revenues, respectively, driven by price increases, new customers and new products. Circulation and other revenues increased $20 million, or 4%, driven by increased digital circulation revenues due to the conversion of customers from introductory promotions to higher pricing and growth in digital-only subscriptions, including enterprise customers, partially offset by print circulation declines. Digital revenues represented 76% of circulation revenue for the six months ended December 31, 2025, as compared to 73% in the corresponding period of fiscal 2025.

The following table summarizes average daily consumer subscriptions during the three months ended December 31, 2025 and 2024 for select publications and for all consumer subscription products:(a)

	For the three months ended December 31(b),
	2025	2024	Change	% Change
(in thousands, except %)			Better/(Worse)
The Wall Street Journal
Digital-only subscriptions(c)	4,289	3,787	502	13%
Total subscriptions	4,677	4,225	452	11%
Barron’s Group(d)
Digital-only subscriptions(c)	1,416	1,341	75	6%
Total subscriptions	1,510	1,458	52	4%
Total Consumer(e)
Digital-only subscriptions(c)	6,011	5,352	659	12%
Total subscriptions	6,508	5,924	584	10%
(a)Based on internal data for the periods from September 29, 2025 through December 28, 2025 and September 30, 2024 through December 29, 2024, respectively. Excludes off-platform distribution, except for certain custom workflow integration products.
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
(d)Barron’s Group consists of Barron’s, MarketWatch, Financial News and Private Equity News.
(e)Total Consumer consists of The Wall Street Journal, Barron’s Group and Investor’s Business Daily.
Advertising Revenues
Advertising revenues increased $12 million, or 10%, during the three months ended December 31, 2025 as compared to the corresponding period of fiscal 2025, primarily due to $9 million of higher digital advertising revenues driven by the financial services sector. Digital advertising revenues represented 65% of advertising revenue for the three months ended December 31, 2025, as compared to 64% in the corresponding period of fiscal 2025.
Advertising revenues increased $12 million, or 6%, during the six months ended December 31, 2025 as compared to the corresponding period of fiscal 2025, primarily due to $10 million of higher digital advertising revenues driven by the financial services sector. Digital advertising revenues represented 67% of advertising revenue for the six months ended December 31, 2025, as compared to 66% in the corresponding period of fiscal 2025.
Segment EBITDA
For the three months ended December 31, 2025, Segment EBITDA at the Dow Jones segment increased $17 million, or 10%, as compared to the corresponding period of fiscal 2025, primarily due to the increase in revenues discussed above, partially offset by higher employee and marketing costs.
For the six months ended December 31, 2025, Segment EBITDA at the Dow Jones segment increased $30 million, or 10%, as compared to the corresponding period of fiscal 2025, primarily due to the increase in revenues discussed above, partially offset by higher employee and marketing costs.

Digital Real Estate Services (22% and 21% of the Company’s consolidated revenues in the six months ended December 31, 2025 and 2024, respectively)

	For the three months ended December 31,				For the six months ended December 31,
	2025	2024	Change	% Change	2025	2024	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$2	$2	$—	—%	$4	$4	$—	—%
Advertising	40	35	5	14%	81	73	8	11%
Real estate	401	377	24	6%	771	734	37	5%
Other	68	59	9	15%	134	119	15	13%
Total Revenues	511	473	38	8%	990	930	60	6%
Operating expenses	(48)	(45)	(3)	(7)%	(101)	(92)	(9)	(10)%
Selling, general and administrative	(257)	(243)	(14)	(6)%	(525)	(513)	(12)	(2)%
Segment EBITDA	$206	$185	$21	11%	$364	$325	$39	12%
For the three months ended December 31, 2025, revenues at the Digital Real Estate Services segment increased $38 million, or 8%, as compared to the corresponding period of fiscal 2025. At REA Group, revenues increased $25 million, or 7%, to $368 million for the three months ended December 31, 2025 from $343 million in the corresponding period of fiscal 2025. The increase was due to higher Australian residential revenues driven by price increases, growth in add-on products and geographic mix and higher financial services revenues from higher settlements, partially offset by lower revenues at REA India driven by recent divestitures and the discontinuation of certain businesses. Revenues at Move increased $13 million, or 10%, to $143 million for the three months ended December 31, 2025 from $130 million in the corresponding period of fiscal 2025, driven by higher sales of RealPRO SelectSM, as Move shifts its focus to more premium offerings, and revenue growth in seller, new homes and rentals. Lead volumes increased 13% compared to the corresponding period of fiscal 2025.
For the three months ended December 31, 2025, Segment EBITDA at the Digital Real Estate Services segment increased $21 million, or 11%, as compared to the corresponding period of fiscal 2025, primarily due to the higher revenues discussed above, partially offset by higher employee costs, primarily at Move, and higher broker commissions at REA Group from higher settlements.
For the six months ended December 31, 2025, revenues at the Digital Real Estate Services segment increased $60 million, or 6%, as compared to the corresponding period of fiscal 2025. Revenues at REA Group increased $34 million, or 5%, to $695 million for the six months ended December 31, 2025 from $661 million in the corresponding period of fiscal 2025. The increase was due to higher Australian residential revenues driven by price increases, growth in add-on products and geographic mix and higher financial services revenues from higher settlements, partially offset by lower revenues at REA India driven by recent divestitures and the discontinuation of certain businesses and the $6 million, or 1%, negative impact of foreign currency fluctuations. Revenues at Move increased $26 million, or 10%, to $295 million for the six months ended December 31, 2025 from $269 million in the corresponding period of fiscal 2025, driven by higher sales of RealPRO SelectSM, as Move shifts its focus to more premium offerings, and revenue growth in seller, new homes and rentals. Lead volumes increased 5% compared to the corresponding period of fiscal 2025.
For the six months ended December 31, 2025, Segment EBITDA at the Digital Real Estate Services segment increased $39 million, or 12%, as compared to the corresponding period of fiscal 2025, primarily due to the higher revenues discussed above and the absence of $12 million of costs related to the withdrawn offer to acquire Rightmove in the prior year, partially offset by higher employee costs at Move and higher broker commissions at REA Group from higher settlements.

Book Publishing (26% of the Company’s consolidated revenues in both the six months ended December 31, 2025 and 2024)

	For the three months ended December 31,				For the six months ended December 31,
	2025	2024	Change	% Change	2025	2024	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Consumer	$607	$572	$35	6%	$1,117	$1,093	$24	2%
Other	26	23	3	13%	50	48	2	4%
Total Revenues	633	595	38	6%	1,167	1,141	26	2%
Operating expenses	(432)	(390)	(42)	(11)%	(786)	(755)	(31)	(4)%
Selling, general and administrative	(102)	(104)	2	2%	(224)	(204)	(20)	(10)%
Segment EBITDA	$99	$101	$(2)	(2)%	$157	$182	$(25)	(14)%
For the three months ended December 31, 2025, revenues at the Book Publishing segment increased $38 million, or 6%, as compared to the corresponding period of fiscal 2025, driven by the $15 million impact from recent acquisitions and higher physical book sales, which reflected strength in Christian Publishing and frontlist titles. Digital sales increased by 2% as compared to the corresponding period of fiscal 2025 driven by growth in e-books sales. Digital sales represented approximately 20% of consumer revenues in the three months ended December 31, 2025 as compared to 21% in the corresponding period of fiscal 2025. Backlist sales represented approximately 59% of consumer revenues during the three months ended December 31, 2025, as compared to 61% in the corresponding period of fiscal 2025. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $8 million, or 1%, for the three months ended December 31, 2025 as compared to the corresponding period of fiscal 2025.
For the three months ended December 31, 2025, Segment EBITDA at the Book Publishing segment decreased $2 million, or 2%, as compared to the corresponding period of fiscal 2025, driven by higher costs due to higher sales volume and a $16 million one-time write-off primarily related to inventory at HarperCollins’ international operations, partially offset by the higher revenues discussed above.
For the six months ended December 31, 2025, revenues at the Book Publishing segment increased $26 million, or 2%, as compared to the corresponding period of fiscal 2025, driven by the $22 million impact from recent acquisitions and higher physical book sales, which reflected strength in Christian Publishing, partially offset by lower digital book sales. Digital sales decreased by 4% as compared to the corresponding period of fiscal 2025 driven by lower audiobook and e-book sales. Digital sales represented approximately 22% of consumer revenues in the six months ended December 31, 2025 as compared to 23% in the corresponding period of fiscal 2025. Backlist sales represented approximately 62% of consumer revenues in both the six months ended December 31, 2025 and 2024. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $13 million, or 1%, for the six months ended December 31, 2025 as compared to the corresponding period of fiscal 2025.
For the six months ended December 31, 2025, Segment EBITDA at the Book Publishing segment decreased $25 million, or 14%, as compared to the corresponding period of fiscal 2025, primarily due to a $16 million one-time write-off primarily related to inventory at HarperCollins’ international operations, a $13 million write-off of a customer receivable related to the closure of a book distributor and higher employee costs, partially offset the higher revenues discussed above.

News Media (25% and 26% of the Company’s consolidated revenues in the six months ended December 31, 2025 and 2024, respectively)

	For the three months ended December 31,				For the six months ended December 31,
	2025	2024	Change	% Change	2025	2024	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$293	$282	$11	4%	$582	$564	$18	3%
Advertising	216	229	(13)	(6)%	407	427	(20)	(5)%
Other	61	59	2	3%	126	120	6	5%
Total Revenues	570	570	—	—%	1,115	1,111	4	—%
Operating expenses	(291)	(288)	(3)	(1)%	(587)	(589)	2	—%
Selling, general and administrative	(209)	(208)	(1)	—%	(428)	(430)	2	—%
Segment EBITDA	$70	$74	$(4)	(5)%	$100	$92	$8	9%
Revenues at the News Media segment were flat for the three months ended December 31, 2025 as compared to the corresponding period of fiscal 2025. Circulation and subscription revenues increased $11 million, or 4%, as compared to the corresponding period of fiscal 2025, driven by price increases, digital subscriber growth and the $6 million, or 2%, positive impact of foreign currency fluctuations, partially offset by print volume declines. Advertising revenues decreased $13 million, or 6%, as compared to the corresponding period of fiscal 2025, primarily due to lower print advertising revenues, partially offset by the $5 million, or 2%, positive impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $12 million, or 2%, for the three months ended December 31, 2025 as compared to the corresponding period of fiscal 2025.
Segment EBITDA at the News Media segment decreased by $4 million, or 5%, for the three months ended December 31, 2025 as compared to the corresponding period of fiscal 2025. The decrease was primarily due to lower contribution from News Corp Australia and launch costs related to the California Post.
Revenues at the News Media segment increased $4 million for the six months ended December 31, 2025 as compared to the corresponding period of fiscal 2025. Circulation and subscription revenues increased $18 million, or 3%, as compared to the corresponding period of fiscal 2025, primarily due to price increases, digital subscriber growth and the $9 million, or 1%, positive impact of foreign currency fluctuations, partially offset by print volume declines. Advertising revenues decreased $20 million, or 5%, as compared to the corresponding period of fiscal 2025, due to lower print advertising revenues, partially offset by the $6 million, or 1%, positive impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $15 million, or 1%, for the six months ended December 31, 2025 as compared to the corresponding period of fiscal 2025.
Segment EBITDA at the News Media segment increased by $8 million, or 9%, for the six months ended December 31, 2025 as compared to the corresponding period of fiscal 2025. The increase was driven by cost savings initiatives, lower Talk costs and the higher revenues discussed above.

LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition
The Company’s principal source of liquidity is internally generated funds and cash and cash equivalents on hand. As of December 31, 2025, the Company’s cash and cash equivalents were $2.1 billion. The Company also has available borrowing capacity under its revolving credit facility (the “Revolving Facility”) and certain other facilities, as described below, and expects to have access to the worldwide credit and capital markets, subject to market conditions, in order to issue additional debt if needed or desired. The Company currently expects these elements of liquidity will enable it to meet its liquidity needs for at least the next twelve months, including repayment of indebtedness. Although the Company believes that its cash on hand and future cash from operations, together with its access to the credit and capital markets, will provide adequate resources to fund its operating and financing needs for at least the next twelve months, its access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the financial and operational performance of the Company and/or its operating subsidiaries, as applicable, (ii) the Company’s credit ratings and/or the credit rating of its operating subsidiaries, as applicable, (iii) the provisions of any relevant debt instruments, credit agreements, indentures and similar or associated documents, (iv) the liquidity of the overall credit and capital markets and (v) the state of the economy. There can be no assurances that the Company will continue to have access to the credit and capital markets on acceptable terms.
As of December 31, 2025, the Company’s consolidated assets included $815 million in cash and cash equivalents that were held by its foreign subsidiaries. Of this amount, $321 million is cash not readily accessible by the Company as it is held by REA Group, a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance.
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
The manner, timing, number and share price of any repurchases will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market conditions, applicable securities laws, alternative investment opportunities and other factors. The Stock Repurchase Programs have no time limit and may be modified, suspended or discontinued at any time. As of December 31, 2025, the remaining authorized amount under the Stock Repurchase Programs was approximately $1,044 million.

The following tables summarize the shares repurchased under the Stock Repurchase Programs and subsequently retired and the related consideration paid, excluding associated taxes, fees, commissions or other costs, during the three and six months ended December 31, 2025 and 2024:

	For the three months ended December 31,
	2025		2024
	Shares	Amount	Shares	Amount
	(in millions)
Class A Common Stock	4.4	$115	1.0	$26
Class B Common Stock	1.9	57	0.5	14
Total	6.3	$172	1.5	$40

	For the six months ended December 31,
	2025		2024
	Shares	Amount	Shares	Amount
	(in millions)
Class A Common Stock	6.5	$177	1.9	$51
Class B Common Stock	2.8	89	0.9	27
Total	9.3	$266	2.8	$78
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
Sources and Uses of Cash—For the six months ended December 31, 2025 versus the six months ended December 31, 2024
Net cash provided by operating activities from continuing operations for the six months ended December 31, 2025 and 2024 was as follows:

	For the six months ended December 31,
	2025	2024
	(in millions)
Net cash provided by operating activities from continuing operations	$316	$278
Net cash provided by operating activities from continuing operations increased by $38 million for the six months ended December 31, 2025 as compared to the six months ended December 31, 2024. The increase was primarily due to higher Total Segment EBITDA, partially offset by higher working capital.

Net cash used in investing activities from continuing operations for the six months ended December 31, 2025 and 2024 was as follows:

	For the six months ended December 31,
	2025	2024
	(in millions)
Net cash used in investing activities from continuing operations	$(251)	$(56)
Net cash used in investing activities from continuing operations increased by $195 million for the six months ended December 31, 2025, as compared to the six months ended December 31, 2024, driven by $172 million of lower proceeds from sales of investments and the $84 million increase in net cash used for acquisitions, partially offset by the $77 million decrease in cash used for purchases of investments.
Net cash used in financing activities from continuing operations for the six months ended December 31, 2025 and 2024 was as follows:

	For the six months ended December 31,
	2025	2024
	(in millions)
Net cash used in financing activities from continuing operations	$(419)	$(342)
Net cash used in financing activities from continuing operations was $419 million for the six months ended December 31, 2025, as compared to $342 million for the six months ended December 31, 2024.
During the six months ended December 31, 2025, the Company had $264 million of stock repurchases of outstanding Class A and Class B Common Stock under the Stock Repurchase Programs and dividend payments of $104 million to News Corporation stockholders and REA Group minority stockholders.
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
The Company believes free cash flow provides useful information to management and investors about the Company’s liquidity and cash flow trends.

The following table presents a reconciliation of net cash provided by operating activities from continuing operations to free cash flow:

	For the six months ended December 31,
	2025	2024
	(in millions)
Net cash provided by operating activities from continuing operations	$316	$278
Less: Capital expenditures	(180)	(157)
Free cash flow	$136	$121
Free cash flow in the six months ended December 31, 2025 was $136 million compared to $121 million in the corresponding period of fiscal 2025. Free cash flow improved primarily due to higher cash provided by operating activities from continuing operations, partially offset by higher capital expenditures.
Borrowings
News Corporation Borrowings
As of December 31, 2025, News Corporation had (i) borrowings of $1,951 million, including the current portion, consisting of its outstanding 2021 Senior Notes, 2022 Senior Notes and Term A Loans, and (ii) $750 million of undrawn commitments available under the Revolving Facility.
REA Group Borrowings
As of December 31, 2025, REA Group had A$200 million of undrawn commitments available under the 2024 REA Credit Facility. During the six months ended December 31, 2025, REA Group amended its 2024 REA Credit Facility to reduce the total amount available under the facility to A$200 million. REA Group is a consolidated but non wholly-owned subsidiary of News Corp, and its indebtedness is only guaranteed by REA Group and certain of its subsidiaries and is non-recourse to News Corp.
HarperCollins Equipment Lease
In October 2025, HarperCollins entered into a finance leasing arrangement for up to $120 million of equipment for a new warehouse (the “Equipment Lease”), which is expected to increase efficiencies. Interest accrues on amounts drawn under the Equipment Lease based on the Term SOFR plus a margin of 1.475%. The Equipment Lease may be drawn on until June 30, 2028, after which lease payments commence for a term of 7 years. The lease obligations are secured by the acquired equipment, and ownership of the equipment acquired under the Equipment Lease will transfer to HarperCollins at the end of the lease term. The Equipment Lease will be classified as a finance lease on the Company’s balance sheet upon commencement.
All of the Company’s borrowings contain customary representations, covenants and events of default. The Company was in compliance with all applicable covenants at December 31, 2025.
See Note 6—Borrowings in the accompanying Consolidated Financial Statements for further details regarding the Company’s outstanding debt, including additional information about interest rates, amortization (if any), maturities and covenants related to such debt arrangements.

Commitments
The Company has commitments under certain firm contractual arrangements to make future payments. These firm commitments secure the current and future rights to various assets and services to be used in the normal course of operations. During the six months ended December 31, 2025, the Company entered into new leases, some of which will commence subsequent to fiscal 2026, and extended the terms of certain other leases. As a result, the Company has presented its commitments associated with its operating leases in the table below. The Company’s remaining commitments as of December 31, 2025 have not changed significantly from the disclosures included in the 2025 Form 10-K.

	As of December 31, 2025
	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(in millions)
Operating leases	$103	$202	$175	$1,039	$1,519
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
(b)Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s second quarter of fiscal 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The following table details the Company’s monthly share repurchases during the three months ended December 31, 2025:

	Total Number of Shares Purchased(a)		Average Price Paid Per Share(b)		Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Program(b)
	Class A	Class B	Class A	Class B
	(in millions, except per share amounts)
September 29, 2025 - October 26, 2025	1.3	0.6	$27.21	$30.75	1.9	$1,162
October 27, 2025 - November 30, 2025	1.7	0.7	$25.98	$29.64	2.4	$1,096
December 1, 2025 - December 28, 2025	1.4	0.6	$26.00	$29.55	2.0	$1,044
Total	4.4	1.9	$26.35	$29.94	6.3
(a)     The Company has not made any repurchases of Common Stock other than in connection with the publicly announced Stock Repurchase Programs described above.
(b)     Amounts exclude taxes, fees, commissions or other costs associated with the repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.
Trading Plans
None.
ITEM 6. EXHIBITS

3.1
Restated Certificate of Incorporation of News Corporation, dated November 19, 2025 (Incorporated by reference to Exhibit 3.2 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on November 19, 2025).

10.1	Amended and Restated Employment Agreement, dated November 18, 2025, between News Corporation and Ruth Allen.*

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.**

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025 formatted in Inline XBRL: (i) Consolidated Statements of Operations for the three and six months ended December 31, 2025 and 2024 (unaudited); (ii) Consolidated Statements of Comprehensive Income (Loss) for the three and six months ended December 31, 2025 and 2024 (unaudited); (iii) Consolidated Balance Sheets as of December 31, 2025 (unaudited) and June 30, 2025 (audited); (iv) Consolidated Statements of Cash Flows for the six months ended December 31, 2025 and 2024 (unaudited); and (v) Notes to the Unaudited Consolidated Financial Statements.*

104	The cover page from News Corporation’s Quarterly Report on Form 10-Q for the quarter ended December 31, 2025, formatted in Inline XBRL (included as Exhibit 101).*
*    Filed herewith.
**    Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION (Registrant)

	By:	/s/ Lavanya Chandrashekar
Lavanya Chandrashekar Chief Financial Officer

Date: February 6, 2026