Form 10-Q
period 2026-03-31
NEWS CORP
filed 2026-05-08
CIK 1564708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule12b-2 of the Exchange Act). Yes ☐ No ☒
As of May 1, 2026, 364,894,933 shares of Class A Common Stock and 182,551,827 shares of Class B Common Stock were outstanding.

NEWS CORPORATION
FORM 10-Q

PART I
ITEM 1. FINANCIAL STATEMENTS
NEWS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; millions, except per share amounts)

		For the three months ended March 31,		For the nine months ended March 31,
	Notes	2026	2025	2026	2025
Revenues:
Circulation and subscription		$809	$755	$2,383	$2,243
Advertising		322	308	1,028	1,014
Consumer		530	492	1,647	1,585
Real estate		365	318	1,136	1,052
Other		159	136	497	449
Total Revenues	3	2,185	2,009	6,691	6,343
Operating expenses		(952)	(904)	(2,901)	(2,819)
Selling, general and administrative		(890)	(815)	(2,586)	(2,431)
Depreciation and amortization		(122)	(114)	(357)	(339)
Impairment and restructuring charges	4	(18)	(13)	(67)	(51)
Equity losses of affiliates	5	(1)	—	(5)	(11)
Interest income (expense), net		5	1	20	(2)
Other, net	13	(18)	(13)	(27)	101
Income before income tax expense from continuing operations		189	151	768	791
Income tax expense from continuing operations	11	(68)	(44)	(255)	(229)
Net income from continuing operations		121	107	513	562
Net income from discontinued operations, net of tax	2	—	30	—	2
Net income		121	137	513	564
Net income attributable to noncontrolling interests from continuing operations		(32)	(26)	(119)	(135)
Net (income) loss attributable to noncontrolling interests from discontinued operations		—	(8)	—	8
Net income attributable to News Corporation stockholders		$89	$103	$394	$437

Net income attributable to News Corporation stockholders per share:	9
Basic
Continuing operations		$0.16	$0.14	$0.70	$0.75
Discontinued operations		$—	$0.04	—	0.02
		$0.16	$0.18	$0.70	$0.77
Diluted
Continuing operations		$0.16	$0.14	$0.70	$0.75
Discontinued operations		$—	$0.04	—	0.02
		$0.16	$0.18	$0.70	$0.77
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; millions)

	For the three months ended March 31,		For the nine months ended March 31,
	2026	2025	2026	2025
Net income	$121	$137	$513	$564
Other comprehensive (loss) income:
Foreign currency translation adjustments	(12)	48	33	(200)
Net change in the fair value of cash flow hedges(a)	1	(5)	(3)	(11)
Benefit plan adjustments, net(b)	5	(1)	13	6
Other comprehensive (loss) income	(6)	42	43	(205)
Comprehensive income	115	179	556	359
Net income attributable to noncontrolling interests	(32)	(34)	(119)	(127)
Other comprehensive (income) loss attributable to noncontrolling interests(c)	(17)	(10)	(37)	64
Comprehensive income attributable to News Corporation stockholders	$66	$135	$400	$296
(a)    Net of income tax expense (benefit) of nil and $(2) million for the three months ended March 31, 2026 and 2025, respectively, and $(1) million and $(4) million for the nine months ended March 31, 2026 and 2025, respectively.
(b)    Net of income tax expense (benefit) of $1 million and nil for the three months ended March 31, 2026 and 2025, respectively, and $4 million and $2 million for the nine months ended March 31, 2026 and 2025, respectively.
(c)    Primarily consists of foreign currency translation adjustments.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Millions, except share and per share amounts)

	Notes	As of March 31, 2026	As of June 30, 2025
		(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents		$2,171	$2,403
Receivables, net	13	1,778	1,562
Inventory, net		303	327
Other current assets		327	519
Total current assets		4,579	4,811
Non-current assets:
Investments	5	1,000	1,016
Property, plant and equipment, net		1,350	1,331
Operating lease right-of-use assets		765	789
Intangible assets, net		1,877	1,930
Goodwill		4,485	4,373
Deferred income tax assets, net	11	186	254
Other non-current assets	13	1,274	1,000
Total assets		$15,516	$15,504
Liabilities and Equity:
Current liabilities:
Accounts payable		$384	$335
Accrued expenses		1,041	1,036
Deferred revenue	3	556	498
Current borrowings	6	—	25
Other current liabilities	13	709	714
Total current liabilities		2,690	2,608
Non-current liabilities:
Borrowings	6	1,988	1,937
Retirement benefit obligations		115	117
Deferred income tax liabilities, net	11	54	57
Operating lease liabilities		854	904
Other non-current liabilities		534	492
Commitments and contingencies	10
Class A common stock(a)		4	4
Class B common stock(b)		2	2
Additional paid-in capital		10,567	11,058
Accumulated deficit		(452)	(747)
Accumulated other comprehensive loss		(1,537)	(1,543)
Total News Corporation stockholders’ equity		8,584	8,774
Noncontrolling interests		697	615
Total equity	7	9,281	9,389
Total liabilities and equity		$15,516	$15,504
(a)    Class A common stock, $0.01 par value per share (“Class A Common Stock”), 1,500,000,000 shares authorized, 366,779,986 and 376,718,696 shares issued and outstanding, net of 27,368,413 treasury shares at par, at March 31, 2026 and June 30, 2025, respectively.
(b)    Class B common stock, $0.01 par value per share (“Class B Common Stock”), 750,000,000 shares authorized, 183,457,255 and 188,666,990 shares issued and outstanding, net of 78,430,424 treasury shares at par, at March 31, 2026 and June 30, 2025, respectively.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; millions)

		For the nine months ended March 31,
	Notes	2026	2025
Operating activities:
Net income		$513	$564
Net loss (income) from discontinued operations, net of tax		—	(2)
Net income from continuing operations		$513	$562
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization		357	339
Operating lease expense		51	55
Equity losses of affiliates	5	5	11
Impairment charges	4	17	2
Deferred income taxes	11	69	83
Other, net	13	31	(99)
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets		(270)	(95)
Inventories, net		32	(49)
Accounts payable and other liabilities		10	(20)
Net cash provided by operating activities from continuing operations		815	789
Investing activities:
Capital expenditures		(280)	(250)
Proceeds from sales of property, plant and equipment		1	—
Acquisitions, net of cash acquired		(96)	(53)
Purchases of investments in equity affiliates and other		(53)	(141)
Proceeds from sales of investments in equity affiliates and other		65	263
Other, net		(16)	(13)
Net cash used in investing activities from continuing operations		(379)	(194)
Financing activities:
Borrowings	6	125	61
Repayment of borrowings	6	(100)	(200)
Repurchase of News Corp shares	7	(456)	(114)
Dividends paid		(149)	(128)
Other, net		(96)	(44)
Net cash used in financing activities from continuing operations		(676)	(425)
Cash flows from discontinued operations:
Net cash (used in) provided by operating activities from discontinued operations		(6)	157
Net cash used in investing activities from discontinued operations		—	(65)
Net cash used in financing activities from discontinued operations		—	(39)
Net cash (used in) provided by discontinued operations		(6)	53

Net change in cash, cash equivalents and restricted cash, including discontinued operations		(246)	223
Effect of exchange rate changes on cash, cash equivalents and restricted cash, including discontinued operations		14	(12)
Cash, cash equivalents and restricted cash, including discontinued operations, beginning of year		2,403	1,960
Cash, cash equivalents and restricted cash, including discontinued operations, end of period		2,171	2,171
Less: Cash and cash equivalents at end of period of discontinued operations		—	(76)
Cash and cash equivalents		$2,171	$2,095

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
The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal 2026 and fiscal 2025 include 52 weeks. All references to the three and nine months ended March 31, 2026 and 2025 relate to the three and nine months ended March 29, 2026 and March 30, 2025, respectively. For convenience purposes, the Company continues to date its Consolidated Financial Statements as of March 31.
Recently Issued Accounting Pronouncements
Issued
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in ASU 2023-09 require disaggregated disclosure of material categories in effective tax rate reconciliations as well as disclosure of income taxes paid by specific domestic and foreign jurisdictions. Additionally, the amendments eliminate certain disclosures currently required under Topic 740. ASU 2023-09 is effective for the Company’s annual reporting periods beginning on July 1, 2025, with early adoption permitted.
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the results of operations from the discontinued operations of Foxtel for the three and nine months ended March 31, 2025:

	For the three months ended March 31, 2025	For the nine months ended March 31, 2025
	(in millions)
Revenues	$432	$1,393
Operating expenses	(302)	(940)
Selling, general and administrative	(68)	(236)
Depreciation and amortization(a)	—	(156)
Impairment and restructuring charges	—	(2)
Interest expense, net	(16)	(51)
Other, net	(1)	(1)
Income before income tax expense	45	7
Income tax expense	(15)	(5)
Net income	30	2
Net (income) loss attributable to noncontrolling interests	(8)	8
Net income attributable to News Corporation stockholders	22	$10
(a)Depreciation and amortization is not recognized for long-lived assets subsequent to their classification as held for sale.
NOTE 3. REVENUES
The following tables present the Company’s disaggregated revenues by type and segment for the three and nine months ended March 31, 2026 and 2025:

	For the three months ended March 31, 2026
	Dow Jones	Digital Real Estate Services	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$511	$2	$—	$296	$—	$809
Advertising	91	40	—	191	—	322
Consumer	—	—	530	—	—	530
Real estate	—	365	—	—	—	365
Other	17	66	25	51	—	159
Total Revenues	$619	$473	$555	$538	$—	$2,185

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended March 31, 2025
	Dow Jones	Digital Real Estate Services	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$478	$1	$—	$276	$—	$755
Advertising	86	36	—	186	—	308
Consumer	—	—	492	—	—	492
Real estate	—	318	—	—	—	318
Other	11	51	22	52	—	136
Total Revenues	$575	$406	$514	$514	$—	$2,009

	For the nine months ended March 31, 2026
	Dow Jones	Digital Real Estate Services	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$1,499	$6	$—	$878	$—	$2,383
Advertising	309	121	—	598	—	1,028
Consumer	—	—	1,647	—	—	1,647
Real estate	—	1,136	—	—	—	1,136
Other	45	200	75	177	—	497
Total Revenues	$1,853	$1,463	$1,722	$1,653	$—	$6,691

	For the nine months ended March 31, 2025
	Dow Jones	Digital Real Estate Services	Book Publishing	News Media	Other	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$1,398	$5	$—	$840	$—	$2,243
Advertising	292	109	—	613	—	1,014
Consumer	—	—	1,585	—	—	1,585
Real estate	—	1,052	—	—	—	1,052
Other	37	170	70	172	—	449
Total Revenues	$1,727	$1,336	$1,655	$1,625	$—	$6,343

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Contract Liabilities and Assets
The Company’s deferred revenue balance primarily relates to amounts received from customers for subscriptions paid in advance of the services being provided. The following table presents changes in the deferred revenue balance for the three and nine months ended March 31, 2026 and 2025:

	For the three months ended March 31,		For the nine months ended March 31,
	2026	2025	2026	2025
	(in millions)
Balance, beginning of period	$474	$431	$498	$483
Deferral of revenue	904	807	2,527	2,404
Recognition of deferred revenue(a)	(815)	(740)	(2,460)	(2,385)
Other	(7)	3	(9)	(1)
Balance, end of period	$556	$501	$556	$501
(a)For the three and nine months ended March 31, 2026, the Company recognized $206 million and $449 million, respectively, of revenue which was included in the opening deferred revenue balance. For the three and nine months ended March 31, 2025, the Company recognized $178 million and $428 million, respectively, of revenue which was included in the opening deferred revenue balance.
The Company had contract assets of $83 million and $52 million as of March 31, 2026 and 2025, respectively.
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
For the three and nine months ended March 31, 2026, the Company recognized approximately $123 million and $335 million, respectively, in revenues related to performance obligations that were satisfied or partially satisfied in a prior reporting period. The remaining transaction price related to unsatisfied performance obligations as of March 31, 2026 was approximately $1,288 million, of which approximately $134 million is expected to be recognized over the remainder of fiscal 2026, $438 million is expected to be recognized in fiscal 2027 and $246 million is expected to be recognized in fiscal 2028, with the remainder to be recognized thereafter. These amounts do not include (i) contracts with an expected duration of one year or less, (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage and (iii) variable consideration allocated to performance obligations accounted for under the series guidance that meets the allocation objective under ASC 606.
NOTE 4. IMPAIRMENT AND RESTRUCTURING CHARGES
During the three and nine months ended March 31, 2026, the Company recorded impairment and restructuring charges of $18 million and $67 million, including restructuring charges of $14 million and $50 million, respectively.
During the three and nine months ended March 31, 2025, the Company recorded impairment and restructuring charges of $13 million and $51 million, including restructuring charges of $11 million and $49 million, respectively.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Changes in restructuring program liabilities were as follows:

	For the three months ended March 31,
	2026			2025
	One time employee termination benefits	Other costs	Total	One time employee termination benefits	Other costs	Total
	(in millions)
Balance, beginning of period	$21	$45	$66	$18	$31	$49
Additions	14	—	14	11	—	11
Payments	(14)	(1)	(15)	(12)	(3)	(15)
Other	(1)	(1)	(2)	(1)	1	—
Balance, end of period	$20	$43	$63	$16	$29	$45

	For the nine months ended March 31,
	2026			2025
	One time employee termination benefits	Other costs	Total	One time employee termination benefits	Other costs	Total
	(in millions)
Balance, beginning of period	$42	$46	$88	$25	$34	$59
Additions	49	1	50	47	2	49
Payments	(74)	(4)	(78)	(54)	(7)	(61)
Other	3	—	3	(2)	—	(2)
Balance, end of period	$20	$43	$63	$16	$29	$45
As of March 31, 2026, restructuring liabilities of $23 million were included in the Balance Sheet in Other current liabilities and $40 million were included in Other non-current liabilities.
NOTE 5. INVESTMENTS
The Company’s investments were comprised of the following:

	Ownership Percentage as of March 31, 2026	As of March 31, 2026	As of June 30, 2025
		(in millions)
Equity method investments(a)	various	$98	$85
Equity and other securities(b)	various	902	931
Total Investments		$1,000	$1,016
(a)Equity method investments include News UK’s joint venture with DMG Media.
(b)Equity and other securities are primarily comprised of the Company’s interest in DAZN, certain investments in China, REA Group’s investment in Athena Home Loans and Nexxen International, Ltd.

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

	For the three months ended March 31,		For the nine months ended March 31,
	2026	2025	2026	2025
	(in millions)		(in millions)
Total gains (losses) recognized on equity securities	$(21)	$(12)	$(34)	$16
Less: Net gains (losses) recognized on equity securities sold	—	(1)	(1)	(1)
Unrealized gains (losses) recognized on equity securities held at end of period	$(21)	$(11)	$(33)	$17
Equity Losses of Affiliates
The Company’s share of the losses of its equity affiliates was $1 million and $5 million for the three and nine months ended March 31, 2026, respectively, and nil and $11 million for the corresponding periods of fiscal 2025, respectively.
NOTE 6. BORROWINGS
The Company’s total borrowings consist of the following:

	Interest rate at March 31, 2026	Maturity at March 31, 2026	As of March 31, 2026	As of June 30, 2025
			(in millions)
News Corporation
2026 Term loan A(a)	4.961%	Mar 27, 2031	$499	$—
2022 Term loan A(a)	N/A	N/A	—	475
2022 Senior notes	5.125%	Feb 15, 2032	495	494
2021 Senior notes	3.875%	May 15, 2029	994	993
REA Group(b)
2024 REA credit facility — tranche 1(c)	5.76%	Sep 15, 2028	—	—
Total borrowings			1,988	1,962
Less: current portion(d)			—	(25)
Long-term borrowings			$1,988	$1,937
(a)In March 2026, the Company entered into the 2026 Credit Agreement (as defined below). The Company has an interest rate swap derivative as discussed in Note 8—Financial Instruments and Fair Value Measurements. For the three months ended March 31, 2026, the Company was paying interest at an effective interest rate of 3.458%.
(b)Borrowings under this facility are incurred by REA Group and certain of its subsidiaries (REA Group and certain of its subsidiaries, the “REA Debt Group”), consolidated but non wholly-owned subsidiaries of News Corp, and are only guaranteed by the REA Debt Group and are non-recourse to News Corp.
(c)This facility was amended during the nine months ended March 31, 2026 to reduce the total amount available under the facility to A$200 million. As of March 31, 2026, REA Group had total undrawn commitments of A$200 million available under this facility.
(d)The current portion of long term debt as of June 30, 2025 relates to required principal repayments on the 2022 Term Loan A.

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
2026 Amended and Restated Credit Agreement
On March 27, 2026, the Company entered into an Amended and Restated Credit Agreement (the “2026 Credit Agreement”) that provides $1.5 billion of unsecured credit facilities (the “2026 Facilities”) to the Company to refinance its existing 2022 Credit Agreement and for general corporate purposes. The 2026 Facilities are comprised of a $1 billion five-year unsecured revolving credit facility (the “2026 Revolving Facility”) and a $500 million five-year unsecured term loan A credit facility (the “2026 Term A Facility,” and the loans under the 2026 Term A Facility are collectively referred to as “2026 Term A Loans”). The 2026 Revolving Facility has a sublimit of $100 million available for issuances of letters of credit. Under the 2026 Credit Agreement, the Company may request increases with respect to either of the 2026 Facilities in an aggregate principal amount not to exceed $250 million.
The loans under the 2026 Revolving Facility will not amortize. The 2026 Term A Loans will amortize in equal quarterly installments in an aggregate annual amount equal to —%, 2.5%, 2.5%, 5.0% and 5.0%, respectively, of the original principal amount of the 2026 Term A Facility for each 12-month period commencing on June 30, 2026. All outstanding amounts under the 2026 Credit Agreement with respect to the 2026 Facilities are due on March 27, 2031, unless earlier terminated in the circumstances set forth in the 2026 Credit Agreement. The Company may request that the maturity date of the revolving credit commitments under the 2026 Revolving Facility be extended under certain circumstances as set forth in the 2026 Credit Agreement for up to two additional one-year periods. The Company may also request that the maturity date of the 2026 Term A Facility be extended under certain circumstances as set forth in the 2026 Credit Agreement by at least one year.
Interest on borrowings is based on either (a) an Alternative Currency Term Rate formula, (b) a Term SOFR formula, (c) an Alternative Currency Daily Rate formula ((a) through (c) each, a “Relevant Rate”) or (d) the Base Rate formula, each as set forth in the 2026 Credit Agreement. The applicable margin for borrowings under the 2026 Facilities and the commitment fee for undrawn balances under the 2026 Revolving Facility are based on the pricing grid in the 2026 Credit Agreement, which varies based on the Company’s debt rating as defined in the 2026 Credit Agreement. As of March 31, 2026, the Company was paying commitment fees of 0.15% on any undrawn balance under the 2026 Revolving Facility and, with respect to any outstanding borrowings under the 2026 Facilities, an applicable margin of 0.25% for a Base Rate borrowing and 1.25% for a Relevant Rate borrowing.
The 2026 Credit Agreement contains certain customary affirmative and negative covenants and events of default with customary exceptions, including limitations on the ability of the Company and the Company’s subsidiaries to incur liens, merge into or consolidate with any other entity, incur subsidiary debt or dispose of all or substantially all of its assets or all or substantially all of the stock of all subsidiaries taken as a whole. In addition, the 2026 Credit Agreement requires the Company to maintain an adjusted operating income net leverage ratio of not more than 3.5 to 1.0, subject to certain adjustments following a material acquisition.
Covenants
The Company’s borrowings and those of its consolidated subsidiaries contain customary representations, covenants and events of default, including those discussed above and in the Company’s 2025 Form 10-K. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the applicable debt agreements may be declared immediately due and payable. The Company was in compliance with all applicable covenants as of March 31, 2026.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 7. EQUITY
The following tables summarize changes in equity for the three and nine months ended March 31, 2026 and 2025:

	For the three months ended March 31, 2026
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, December 31, 2025	372	$4	186	$2	$10,809	$(509)	$(1,514)	$8,792	$670	$9,462
Net income	—	—	—	—	—	89	—	89	32	121
Other comprehensive (loss) income	—	—	—	—	—	—	(23)	(23)	17	(6)
Dividends	—	—	—	—	(55)	—	—	(55)	(45)	(100)
News Corp share repurchases	(5)	—	(2)	—	(162)	(32)	—	(194)	—	(194)
Other	—	—	—	—	(25)	—	—	(25)	23	(2)
Balance, March 31, 2026	367	$4	184	$2	$10,567	$(452)	$(1,537)	$8,584	$697	$9,281

	For the three months ended March 31, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, December 31, 2024	378	$4	189	$2	$11,141	$(1,574)	$(1,424)	$8,149	$876	$9,025
Net income	—	—	—	—	—	103	—	103	34	137
Other comprehensive income	—	—	—	—	—	—	32	32	10	42
Dividends	—	—	—	—	(57)	—	—	(57)	(36)	(93)
News Corp share repurchases	(1)	—	—	—	(28)	(9)	—	(37)	—	(37)
Other	—	—	—	—	14	(1)	—	13	(6)	7
Balance, March 31, 2025	377	$4	189	$2	$11,070	$(1,481)	$(1,392)	$8,203	$878	$9,081

	For the nine months ended March 31, 2026
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, June 30, 2025	377	$4	189	$2	$11,058	$(747)	$(1,543)	$8,774	$615	$9,389
Net income	—	—	—	—	—	394	—	394	119	513
Other comprehensive income	—	—	—	—	—	—	6	6	37	43
Dividends	—	—	—	—	(112)	—	—	(112)	(92)	(204)
News Corp share repurchases	(11)	—	(5)	—	(364)	(99)	—	(463)	—	(463)
Other	1	—	—	—	(15)	—	—	(15)	18	3
Balance, March 31, 2026	367	$4	184	$2	$10,567	$(452)	$(1,537)	$8,584	$697	$9,281

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the nine months ended March 31, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, June 30, 2024	379	$4	190	$2	$11,254	$(1,889)	$(1,251)	$8,120	$891	$9,011
Net income	—	—	—	—	—	437	—	437	127	564
Other comprehensive loss	—	—	—	—	—	—	(141)	(141)	(64)	(205)
Dividends	—	—	—	—	(114)	—	—	(114)	(71)	(185)
News Corp share repurchases	(3)	—	(1)	—	(87)	(28)	—	(115)	—	(115)
Other	1	—	—	—	17	(1)	—	16	(5)	11
Balance, March 31, 2025	377	$4	189	$2	$11,070	$(1,481)	$(1,392)	$8,203	$878	$9,081
Stock Repurchases
On September 22, 2021, the Company announced a stock repurchase program authorizing the Company to purchase up to $1 billion in the aggregate of the Company’s outstanding Class A Common Stock and Class B Common Stock (the “2021 Repurchase Program”), which was completed during the three months ended March 31, 2026. On July 15, 2025, the Company announced a new stock repurchase program authorizing the Company to purchase up to $1 billion in the aggregate of the Company’s outstanding Class A Common Stock and Class B Common Stock (the “2025 Repurchase Program” and, together with the 2021 Repurchase Program, the “Stock Repurchase Programs”), which was in addition to the remaining authorized amount under the 2021 Repurchase Program at that time.
The manner, timing, number and share price of any repurchases will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market conditions, applicable securities laws, alternative investment opportunities and other factors. The 2025 Repurchase Program has no time limit and may be modified, suspended or discontinued at any time. As of March 31, 2026, there was no authorized amount remaining under the 2021 Repurchase Program, and the remaining authorized amount under the 2025 Repurchase Program was approximately $851 million.
The following tables summarize the shares repurchased under the Stock Repurchase Programs and subsequently retired and the related consideration paid, excluding associated taxes, fees, commissions or other costs, during the three and nine months ended March 31, 2026 and 2025:

	For the three months ended March 31,
	2026		2025
	Shares	Amount	Shares	Amount
	(in millions)
Class A Common Stock	5.1	$126	0.8	$24
Class B Common Stock	2.4	67	0.4	13
Total	7.5	$193	1.2	$37

	For the nine months ended March 31,
	2026		2025
	Shares	Amount	Shares	Amount
	(in millions)
Class A Common Stock	11.6	$303	2.7	$75
Class B Common Stock	5.2	156	1.3	40
Total	16.8	$459	4.0	$115

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Additionally, on February 6, 2026, REA Group announced a share repurchase program authorizing REA Group to purchase up to A$200 million of its outstanding fully paid ordinary shares listed on the Australian Securities Exchange (“ASX”) (ASX: REA). The on-market share repurchases will be conducted from time to time in the ordinary course of trading. The exact amount and timing of the repurchases will be subject to market conditions, REA Group’s share price and other factors and is at REA Group’s discretion. During the third quarter of fiscal 2026, REA Group repurchased A$70 million (approximately US$49 million) of its shares, with approximately A$130 million remaining under its repurchase program.
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
Dividends
In February 2026, the Company’s Board of Directors (the “Board of Directors”) declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. The dividend was paid on April 8, 2026 to stockholders of record as of March 11, 2026. The timing, declaration, amount and payment of future dividends to stockholders, if any, is within the discretion of the Board of Directors. The Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the Board of Directors deems relevant.
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes assets and liabilities, as applicable, measured at fair value:

	As of March 31, 2026				As of June 30, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Interest rate derivatives—cash flow hedges	$—	$8	$—	$8	$—	$12	$—	$12
Equity and other securities	38	58	806	902	67	50	814	931
Total assets	$38	$66	$806	$910	$67	$62	$814	$943
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
A rollforward of the Company’s equity and other securities classified as Level 3 is as follows:

	For the nine months ended March 31,
	2026	2025
	(in millions)
Balance - beginning of period	$814	$122
Additions(a)	14	42
Returns of capital	(2)	(5)
Measurement adjustments	(20)	3
Foreign exchange and other	—	2
Balance - end of period	$806	$164
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Derivatives are classified as current or non-current in the Balance Sheets based on their maturity dates. Refer to the table below for further details:

	Balance Sheet Classification	As of March 31, 2026	As of June 30, 2025
		(in millions)
Interest rate derivatives—cash flow hedges	Other current assets	$6	$7
Interest rate derivatives—cash flow hedges	Other non-current assets	$2	$5
Cash Flow Hedges
The Company utilizes interest rate derivatives to mitigate interest rate risk in relation to future interest payments.
The total notional value of interest rate swap derivatives designated for hedging was approximately $456 million as of March 31, 2026 for News Corporation borrowings. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to March 2027. As of March 31, 2026, the Company estimates that approximately $8 million of net derivative gains related to its interest rate swap derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next twelve months.
The following tables present the impact that changes in the fair values had on Accumulated other comprehensive loss and the Statements of Operations during the three and nine months ended March 31, 2026 and 2025 for derivatives designated as cash flow hedges:
Gains (losses) recognized in Accumulated other comprehensive loss for the three and nine months ended March 31, 2026 and 2025, by derivative instrument:

	For the three months ended March 31,		For the nine months ended March 31,
	2026	2025	2026	2025
	(in millions)
Interest rate derivatives—cash flow hedges	$2	$(3)	$3	$(3)
(Gains) losses reclassified from Accumulated other comprehensive loss into the Statements of Operations for the three and nine months ended March 31, 2026 and 2025, by derivative instrument:

	Income Statement Classification	For the three months ended March 31,		For the nine months ended March 31,
		2026	2025	2026	2025
		(in millions)
Interest rate derivatives—cash flow hedges	Interest income (expense), net	$(2)	$(3)	$(7)	$(10)
Other Fair Value Measurements
As of March 31, 2026, the carrying value of the Company’s outstanding borrowings approximates the fair value. The 2022 Senior Notes and the 2021 Senior Notes are classified as Level 2 and the remaining borrowings are classified as Level 3 in the fair value hierarchy.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9. EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share under ASC 260, Earnings per Share:

	For the three months ended March 31,		For the nine months ended March 31,
	2026	2025	2026	2025
	(in millions, except per share amounts)
Net income from continuing operations	$121	$107	$513	$562
Net income from discontinued operations, net of tax	—	30	—	2
Net income	121	137	513	564
Net income attributable to noncontrolling interests from continuing operations	(32)	(26)	(119)	(135)
Net income attributable to noncontrolling interests from discontinued operations	—	(8)	—	8
Net income attributable to News Corporation stockholders	$89	$103	$394	$437

Weighted-average number of shares of common stock outstanding - basic	554.0	567.2	559.8	568.3
Dilutive effect of equity awards	1.7	2.3	1.7	2.0
Weighted-average number of shares of common stock outstanding - diluted	555.7	569.5	561.5	570.3

Net income attributable to News Corporation stockholders per share:
Basic
Continuing operations	$0.16	$0.14	$0.70	$0.75
Discontinued operations	$—	$0.04	—	0.02
	$0.16	$0.18	$0.70	$0.77
Diluted
Continuing operations	$0.16	$0.14	$0.70	$0.75
Discontinued operations	$—	$0.04	—	0.02
	$0.16	$0.18	$0.70	$0.77
NOTE 10. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has commitments under certain firm contractual arrangements to make future payments. These firm commitments secure the current and future rights to various assets and services to be used in the normal course of operations.
In connection with the 2026 Credit Agreement, the Company refinanced its Term A Loans under the 2022 Credit Agreement during the three and nine months ended March 31, 2026, which included extending the maturity date to March 2031 and modifying the timing of required principal payments. See Note 6—Borrowings.
During the nine months ended March 31, 2026, the Company entered into new leases, some of which will commence subsequent to fiscal 2026, and extended the terms of certain other leases. As a result, the Company has presented its commitments associated with its operating leases in the table below.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	As of March 31, 2026
	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(in millions)
Operating leases	$120	$175	$172	$1,055	$1,522
The Company’s remaining commitments as of March 31, 2026 have not changed significantly from the disclosures included in the 2025 Form 10-K.
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
In September 2025, a class action lawsuit against Anthropic PBC, in which HarperCollins is a class member, received preliminary court approval for settlement. As the timing and final amount of any potential proceeds receivable under the settlement remain uncertain, the Company has not recognized any gain related to this matter for the three and nine months ended March 31, 2026.
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
The net expense related to the U.K. Newspaper Matters in Selling, general and administrative was nil and $4 million for the three months ended March 31, 2026 and 2025, respectively, and $1 million and $10 million for the nine months ended March 31, 2026 and 2025, respectively. As of March 31, 2026, the Company has provided for its best estimate of the liability for the claims that have been filed and costs incurred and has accrued approximately $16 million. The amount to be indemnified by FOX of approximately $24 million was recorded as a receivable in Other current assets on the Balance Sheet as of March 31, 2026. It is not possible to estimate the liability or corresponding receivable for any additional claims that may be filed given the information that is currently available to the Company. If more claims are filed and additional information becomes available, the Company will update the liability provision and corresponding receivable for such matters.
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
For the three months ended March 31, 2026, the Company recorded income tax expense of $68 million on pre-tax income from continuing operations of $189 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates, remeasurement losses on certain investments with little or no tax benefit and valuation allowances recorded against tax benefits in certain businesses.
For the nine months ended March 31, 2026, the Company recorded income tax expense of $255 million on pre-tax income from continuing operations of $768 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates, remeasurement losses on certain investments with little or no tax benefit and valuation allowances recorded against tax benefits in certain businesses.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
For the three months ended March 31, 2025, the Company recorded income tax expense of $44 million on pre-tax income from continuing operations of $151 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and valuation allowances recorded against tax benefits in certain businesses.
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
The Company’s tax returns are subject to on-going review and examination by various tax authorities. Tax authorities may not agree with the treatment of items reported in the Company’s tax returns, and therefore the outcome of tax reviews and examinations can be unpredictable. The Company is currently undergoing audits with the U.S. Internal Revenue Service for the fiscal year ended June 30, 2024 and certain U.S. states and foreign jurisdictions for various years. The Company believes it has appropriately accrued for the expected outcome of uncertain tax matters and believes such liabilities represent a reasonable provision for taxes ultimately expected to be paid. However, the Company may need to accrue additional income tax expense and its liability may need to be adjusted as new information becomes known and as these tax examinations continue to progress, or as settlements or litigations occur.
On July 4, 2025, H.R. 1 - One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. Certain provisions of OBBBA are effective for the Company’s fiscal 2026, while others will take effect beginning in fiscal 2027. ASC 740, Income Taxes requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The OBBBA maintains the U.S. Federal income tax rate of 21%. The Company does not expect OBBBA to materially impact its effective tax rate, however the Company continues to assess the impact of OBBBA including future expected guidance from the U.S. Treasury Department and States.
The Organization for Economic Cooperation and Development (“OECD”) has proposed a global minimum tax of 15% of reported profits (“Pillar 2”) that has been agreed upon in principle by over 140 countries. Following an executive order issued by the United States in January 2025 announcing opposition to aspects of these rules, the G7 issued a statement on June 28, 2025 acknowledging that U.S. parented groups would be exempt from certain aspects of Pillar 2 in recognition of existing U.S. minimum tax rules to which they are subject. On January 5, 2026, the OECD announced a political and technical agreement by the Inclusive Framework on a comprehensive package for a “side-by-side arrangement” (the “Package”). The Package, in the form of administrative guidance, includes a new Simplified Effective Tax Rate Safe Harbour, a one-year extension of the Transitional Country-by-Country Reporting Safe Harbour, a new Substance-based Tax Incentive Safe Harbour and two Safe Harbours related to a Side-by-Side System. This administrative guidance will be incorporated into the Commentary to the Global Anti-Base Erosion Model Rules. The Company does not expect the Package to materially impact its effective tax rate, however the Company continues to assess the impact of the Package, including future expected guidance from the OECD.
Several jurisdictions have rolled back their digital services taxes, and certain jurisdictions continue to maintain or have enacted new digital services taxes. Those taxes have had limited impact on the Company’s overall tax obligations, but the Company continues to monitor them.
The Company paid gross income taxes of $187 million and $150 million during the nine months ended March 31, 2026 and 2025, respectively, and received tax refunds of $2 million and $2 million, respectively.

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
Segment information is summarized as follows:

	For the three months ended March 31, 2026
	Dow Jones	Digital Real Estate Services	Book Publishing	News Media	Other	Total
	(in millions)
Segment information:
Revenues	$619	$473	$555	$538	$—	$2,185
Significant segment expenses:
Operating expenses	(244)	(46)	(366)	(296)	—	(952)
Selling, general and administrative	(228)	(272)	(116)	(227)	(47)	(890)
Segment EBITDA	$147	$155	$73	$15	$(47)	$343
Depreciation and amortization						(122)
Impairment and restructuring charges						(18)
Equity losses of affiliates						(1)
Interest income, net						5
Other, net						(18)
Income before income tax expense from continuing operations						189
Income tax expense from continuing operations						(68)
Net income from continuing operations						121
Net income from discontinued operations, net of tax						—
Net income						$121

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended March 31, 2025
	Dow Jones	Digital Real Estate Services	Book Publishing	News Media	Other	Total
	(in millions)
Segment information:
Revenues	$575	$406	$514	$514	$—	$2,009
Significant segment expenses:
Operating expenses	(234)	(46)	(349)	(275)	—	(904)
Selling, general and administrative	(209)	(236)	(101)	(206)	(63)	(815)
Segment EBITDA	$132	$124	$64	$33	$(63)	$290
Depreciation and amortization						(114)
Impairment and restructuring charges						(13)
Equity losses of affiliates						—
Interest income, net						1
Other, net						(13)
Income before income tax expense from continuing operations						151
Income tax expense from continuing operations						(44)
Net income from continuing operations						107
Net income from discontinued operations, net of tax						30
Net income						$137

	For the nine months ended March 31, 2026
	Dow Jones	Digital Real Estate Services	Book Publishing	News Media	Other	Total
	(in millions)
Segment information:
Revenues	$1,853	$1,463	$1,722	$1,653	$—	$6,691
Significant segment expenses:
Operating expenses	(719)	(147)	(1,152)	(883)	—	(2,901)
Selling, general and administrative	(652)	(797)	(340)	(655)	(142)	(2,586)
Segment EBITDA	$482	$519	$230	$115	$(142)	$1,204
Depreciation and amortization						(357)
Impairment and restructuring charges						(67)
Equity losses of affiliates						(5)
Interest income, net						20
Other, net						(27)
Income before income tax expense from continuing operations						768
Income tax expense from continuing operations						(255)
Net income from continuing operations						513
Net income from discontinued operations, net of tax						—
Net income						$513

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the nine months ended March 31, 2025
	Dow Jones	Digital Real Estate Services	Book Publishing	News Media	Other	Total
	(in millions)
Segment information:
Revenues	$1,727	$1,336	$1,655	$1,625	$—	$6,343
Significant segment expenses:
Operating expenses	(713)	(138)	(1,104)	(864)	—	(2,819)
Selling, general and administrative	(577)	(749)	(305)	(636)	(164)	(2,431)
Segment EBITDA	$437	$449	$246	$125	$(164)	$1,093
Depreciation and amortization						(339)
Impairment and restructuring charges						(51)
Equity losses of affiliates						(11)
Interest expense, net						(2)
Other, net						101
Income before income tax expense from continuing operations						791
Income tax expense from continuing operations						(229)
Net income from continuing operations						562
Net income from discontinued operations, net of tax						2
Net income						$564

	For the three months ended March 31,		For the nine months ended March 31,
	2026	2025	2026	2025
	(in millions)
Depreciation and amortization:
Dow Jones	$41	$40	$122	$117
Digital Real Estate Services	39	35	114	107
Book Publishing	15	14	44	40
News Media	26	24	74	72
Other	1	1	3	3
Total Depreciation and amortization	$122	$114	$357	$339

	For the three months ended March 31,		For the nine months ended March 31,
	2026	2025	2026	2025
	(in millions)
Capital expenditures:
Dow Jones	$26	$30	$64	$68
Digital Real Estate Services	39	39	114	114
Book Publishing	7	2	21	10
News Media	24	21	72	58
Other	4	—	9	—
Total Capital expenditures	$100	$92	$280	$250

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	As of March 31, 2026	As of June 30, 2025
	(in millions)
Total assets:
Dow Jones	$4,137	$4,134
Digital Real Estate Services	3,412	3,202
Book Publishing	2,834	2,767
News Media	2,133	2,102
Other(a)	2,000	2,283
Investments	1,000	1,016
Total assets	$15,516	$15,504
(a)The Other segment primarily includes Cash and cash equivalents.

	As of March 31, 2026	As of June 30, 2025
	(in millions)
Goodwill and intangible assets, net:
Dow Jones	$3,254	$3,256
Digital Real Estate Services	1,889	1,798
Book Publishing	913	941
News Media	306	308
Total Goodwill and intangible assets, net	$6,362	$6,303
NOTE 13. ADDITIONAL FINANCIAL INFORMATION
Receivables, net
Receivables are presented net of allowances, which reflect the Company’s expected credit losses based on historical experience as well as current and expected economic conditions.
Receivables, net consist of:

	As of March 31, 2026	As of June 30, 2025
	(in millions)
Receivables	$1,832	$1,618
Less: allowances	(54)	(56)
Receivables, net	$1,778	$1,562

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Other Non-Current Assets
The following table sets forth the components of Other non-current assets:

	As of March 31, 2026	As of June 30, 2025
	(in millions)
Royalty advances to authors	$400	$377
Non-current receivables	359	320
Retirement benefit assets	174	165
News America Marketing deferred consideration(a)	205	—
Other	136	138
Total Other non-current assets	$1,274	$1,000
(a)The balance of the News America Marketing deferred consideration was reclassified to Other non-current assets during the nine months ended March 31, 2026, as the Company has amended the agreement to extend the payment due date.
Other Current Liabilities
The following table sets forth the components of Other current liabilities:

	As of March 31, 2026	As of June 30, 2025
	(in millions)
Royalties and commissions payable	$253	$202
Allowance for sales returns	133	138
Current operating lease liabilities	87	74
Other	236	300
Total Other current liabilities	$709	$714
Other, net
The following table sets forth the components of Other, net:

	For the three months ended March 31,		For the nine months ended March 31,
	2026	2025	2026	2025
	(in millions)
Remeasurement of equity securities	$(21)	$(12)	$(34)	$16
Gain on sale of investment in PropertyGuru	—	—	—	87
Other	3	(1)	7	(2)
Total Other, net	$(18)	$(13)	$(27)	$101
Supplemental Cash Flow Information
The following table sets forth the Company’s cash paid for interest and taxes:

	For the nine months ended March 31,
	2026	2025
	(in millions)
Cash paid for interest	$72	$59
Cash paid for taxes	$187	$150

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
•Results of Operations—This section provides an analysis of the Company’s results of operations for the three and nine months ended March 31, 2026 and 2025. This analysis is presented on both a consolidated basis and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the nine months ended March 31, 2026 and 2025, as well as a discussion of the Company’s financial arrangements and outstanding commitments, both firm and contingent, that existed as of March 31, 2026.

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
Other Business Developments
2026 Credit Agreement
On March 27, 2026, the Company entered into an amended and restated credit agreement which, among other things, extended the maturity of its credit facilities to five years, increased the capacity under its revolving credit facility from $750 million to $1 billion and increased the amounts outstanding under its term loan A facility from $456 million to $500 million. Refer to Note 6—Borrowings in the accompanying Consolidated Financial Statements for further detail.

Recent Geopolitical Tensions and Conflicts
The Company is monitoring ongoing geopolitical tensions and conflicts, particularly the recent conflict in Iran and related regional instability. The conflict has not had a material impact on the Company’s business or results of operations to date. However, the conflict has disrupted energy supplies and led to increases in global fuel prices, which could heighten inflationary pressures, disrupt global supply chains and adversely impact consumer spending. The Company will continue to evaluate the evolving macroeconomic environment and will seek to mitigate any impacts where possible.
RESULTS OF OPERATIONS
Results of Operations—For the three and nine months ended March 31, 2026 versus the three and nine months ended March 31, 2025
The following table sets forth the Company’s operating results for the three and nine months ended March 31, 2026 as compared to the three and nine months ended March 31, 2025:

	For the three months ended March 31,				For the nine months ended March 31,
	2026	2025	Change	% Change	2026	2025	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$809	$755	$54	7%	$2,383	$2,243	$140	6%
Advertising	322	308	14	5%	1,028	1,014	14	1%
Consumer	530	492	38	8%	1,647	1,585	62	4%
Real estate	365	318	47	15%	1,136	1,052	84	8%
Other	159	136	23	17%	497	449	48	11%
Total Revenues	2,185	2,009	176	9%	6,691	6,343	348	5%
Operating expenses	(952)	(904)	(48)	(5)%	(2,901)	(2,819)	(82)	(3)%
Selling, general and administrative	(890)	(815)	(75)	(9)%	(2,586)	(2,431)	(155)	(6)%
Depreciation and amortization	(122)	(114)	(8)	(7)%	(357)	(339)	(18)	(5)%
Impairment and restructuring charges	(18)	(13)	(5)	(38)%	(67)	(51)	(16)	(31)%
Equity losses of affiliates	(1)	—	(1)	**	(5)	(11)	6	55%
Interest income (expense), net	5	1	4	400%	20	(2)	22	**
Other, net	(18)	(13)	(5)	(38)%	(27)	101	(128)	**
Income before income tax expense from continuing operations	189	151	38	25%	768	791	(23)	(3)%
Income tax expense from continuing operations	(68)	(44)	(24)	(55)%	(255)	(229)	(26)	(11)%
Net income from continuing operations	121	107	14	13%	513	562	(49)	(9)%
Net income from discontinued operations, net of tax	—	30	(30)	(100)%	—	2	(2)	(100)%
Net income	121	137	(16)	(12)%	513	564	(51)	(9)%
Net income attributable to noncontrolling interests from continuing operations	(32)	(26)	(6)	(23)%	(119)	(135)	16	12%
Net (income) loss attributable to noncontrolling interests from discontinued operations	—	(8)	8	100%	—	8	(8)	(100)%
Net income attributable to News Corporation stockholders	$89	$103	$(14)	(14)%	$394	$437	$(43)	(10)%
** not meaningful

Revenues—Revenues increased $176 million, or 9%, and $348 million, or 5%, for the three and nine months ended March 31, 2026, respectively, as compared to the corresponding periods of fiscal 2025.
The revenue increase for the three months ended March 31, 2026 was primarily due to higher revenues at the Digital Real Estate Services segment driven by higher revenues at REA Group and Move, at the Dow Jones segment driven by higher circulation and subscription revenues, at the Book Publishing segment driven by higher physical and digital book sales and at the News Media segment due to the positive impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $88 million, or 5%, for the three months ended March 31, 2026 as compared to the corresponding period of fiscal 2025.
The revenue increase for the nine months ended March 31, 2026 was primarily due to higher revenues at the Digital Real Estate Services segment driven by higher revenues at REA Group and Move, at the Dow Jones segment driven by higher circulation and subscription and advertising revenues and at the Book Publishing segment driven by higher physical book sales and the impact of recent acquisitions. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $118 million, or 1%, for the nine months ended March 31, 2026 as compared to the corresponding period of fiscal 2025.
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
Operating expenses—Operating expenses increased $48 million, or 5%, and $82 million, or 3%, for the three and nine months ended March 31, 2026, respectively, as compared to the corresponding periods of fiscal 2025.
The increase in operating expenses for the three months ended March 31, 2026 was primarily due to higher costs at the News Media segment driven by the negative impact of foreign currency fluctuations, at the Book Publishing segment driven by higher costs related to higher sales volume and at the Dow Jones segment driven by higher employee costs. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense increase of $29 million, or 3%, for the three months ended March 31, 2026 as compared to the corresponding period of fiscal 2025.
The increase in operating expenses for the nine months ended March 31, 2026 was primarily due to higher costs at the Book Publishing segment driven by higher costs related to higher sales volume, a $16 million one-time write-off in the second quarter of fiscal 2026 primarily related to inventory at HarperCollins’ international operations and higher employee costs and at the News Media segment driven by the negative impact of foreign currency fluctuations, partially offset by lower Talk costs. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense increase of $43 million, or 2%, for the nine months ended March 31, 2026 as compared to the corresponding period of fiscal 2025.
Selling, general and administrative—Selling, general and administrative increased $75 million, or 9%, and $155 million, or 6%, for the three and nine months ended March 31, 2026, respectively, as compared to the corresponding periods of fiscal 2025.
The increase in Selling, general and administrative for the three months ended March 31, 2026 was primarily due to higher costs at the Digital Real Estate Services segment driven by higher marketing costs, higher employee costs primarily at Move and higher broker commissions at REA Group from higher settlements, at the News Media segment driven by the negative impact of foreign currency fluctuations and costs related to the recently launched California Post and at the Dow Jones segment driven by higher employee costs. The increase was partially offset by lower costs at the Other segment driven by lower employee costs. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative increase of $43 million, or 5%, for the three months ended March 31, 2026 as compared to the corresponding period of fiscal 2025.

The increase in Selling, general and administrative for the nine months ended March 31, 2026 was primarily due to higher costs at the Dow Jones segment driven by higher employee and marketing costs, at the Digital Real Estate Services segment driven by higher broker commissions at REA Group, higher employee costs primarily at Move and higher marketing costs, partially offset by the absence of $12 million of costs related to the withdrawn offer to acquire Rightmove in the prior year and at the Book Publishing segment primarily due to a $13 million write-off of a customer receivable related to the closure of a book distributor and higher employee costs. The increase in expense was also due to higher costs at the News Media segment driven by the negative impact of foreign currency fluctuations and costs related to the recently launched California Post. The increase was partially offset by lower costs at the Other segment driven by lower employee costs. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative increase of $55 million, or 2%, for the nine months ended March 31, 2026 as compared to the corresponding period of fiscal 2025.
Depreciation and amortization—Depreciation and amortization expense increased $8 million, or 7%, and $18 million, or 5%, for the three and nine months ended March 31, 2026, respectively, as compared to the corresponding periods of fiscal 2025.
Impairment and restructuring charges—During the three and nine months ended March 31, 2026, the Company recorded impairment and restructuring charges of $18 million and $67 million, including restructuring charges of $14 million and $50 million, respectively.
During the three and nine months ended March 31, 2025, the Company recorded impairment and restructuring charges of $13 million and $51 million, including restructuring charges of $11 million and $49 million, respectively.
See Note 4—Impairment and Restructuring Charges in the accompanying Consolidated Financial Statements.
Equity losses of affiliates—Equity losses of affiliates worsened by $1 million and improved by $6 million, or 55%, for the three and nine months ended March 31, 2026, respectively, as compared to the corresponding periods of fiscal 2025. See Note 5—Investments in the accompanying Consolidated Financial Statements.
Interest income (expense), net—Interest income (expense), net improved by $4 million and $22 million for the three and nine months ended March 31, 2026, respectively, as compared to the corresponding periods of fiscal 2025, driven by higher interest income. See Note 6—Borrowings and Note 8—Financial Instruments and Fair Value Measurements in the accompanying Consolidated Financial Statements.
Other, net—For the three and nine months ended March 31, 2026, the Company recorded Other, net of $(18) million and $(27) million, respectively.
For the three and nine months ended March 31, 2025, the Company recorded Other, net of $(13) million and $101 million, respectively. For the nine months ended March 31, 2025, Other, net was mainly comprised of the gain recognized on the sale of REA Group’s interest in PropertyGuru.
See Note 13—Additional Financial Information in the accompanying Consolidated Financial Statements.
Income tax expense from continuing operations—For the three months ended March 31, 2026, the Company recorded income tax expense of $68 million on pre-tax income from continuing operations of $189 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates, remeasurement losses on certain investments with little or no tax benefit and valuation allowances recorded against tax benefits in certain businesses.
For the nine months ended March 31, 2026, the Company recorded income tax expense of $255 million on pre-tax income from continuing operations of $768 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates, remeasurement losses on certain investments with little or no tax benefit and valuation allowances recorded against tax benefits in certain businesses.
For the three months ended March 31, 2025, the Company recorded income tax expense of $44 million on pre-tax income from continuing operations of $151 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and valuation allowances recorded against tax benefits in certain businesses.

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
See Note 11—Income Taxes in the accompanying Consolidated Financial Statements.
Net income from continuing operations—Net income from continuing operations for the three and nine months ended March 31, 2026 was $121 million and $513 million, respectively, compared to $107 million and $562 million for the corresponding periods of fiscal 2025. The increase of $14 million, or 13%, and decrease of $49 million, or 9%, for the three and nine months ended March 31, 2026, respectively, as compared to the corresponding periods of fiscal 2025 were driven by the factors discussed above.
Net income from discontinued operations, net of tax—Net income from discontinued operations, net of tax for both the three and nine months ended March 31, 2026 was nil, compared to $30 million and $2 million for the corresponding periods of fiscal 2025. The amounts recognized in fiscal 2025 relate to the reclassification of Foxtel to discontinued operations. See Note 2—Discontinued Operations in the accompanying Consolidated Financial Statements.
Net income—Net income for the three and nine months ended March 31, 2026 was $121 million and $513 million, respectively, compared to $137 million and $564 million for the corresponding periods of fiscal 2025. The decreases of $16 million, or 12%, and $51 million, or 9%, for the three and nine months ended March 31, 2026, respectively, as compared to the corresponding periods of fiscal 2025 were driven by the factors discussed above.
Net income attributable to noncontrolling interests from continuing operations—Net income attributable to noncontrolling interests from continuing operations increased by $6 million, or 23%, and decreased by $16 million, or 12%, for the three and nine months ended March 31, 2026, respectively, as compared to the corresponding periods of fiscal 2025. The decrease for the nine months ended March 31, 2026 as compared to the corresponding period of fiscal 2025 was primarily due to the gain recognized on REA Group’s sale of its investment in PropertyGuru in the prior year.
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

The following table reconciles Net income from continuing operations to Total Segment EBITDA for the three and nine months ended March 31, 2026 and 2025:

	For the three months ended March 31,		For the nine months ended March 31,
	2026	2025	2026	2025
(in millions)
Net income from continuing operations	$121	$107	$513	$562
Reconciling items:
Income tax expense from continuing operations	68	44	255	229
Other, net	18	13	27	(101)
Interest (income) expense, net	(5)	(1)	(20)	2
Equity losses of affiliates	1	—	5	11
Impairment and restructuring charges	18	13	67	51
Depreciation and amortization	122	114	357	339
Total Segment EBITDA	$343	$290	$1,204	$1,093
The following tables set forth the Company’s Revenues and Segment EBITDA by reportable segment for the three and nine months ended March 31, 2026 and 2025:

	For the three months ended March 31,
	2026		2025
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
Dow Jones	$619	$147	$575	$132
Digital Real Estate Services	473	155	406	124
Book Publishing	555	73	514	64
News Media	538	15	514	33
Other	—	(47)	—	(63)
Total	$2,185	$343	$2,009	$290

	For the nine months ended March 31,
	2026		2025
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
Dow Jones	$1,853	$482	$1,727	$437
Digital Real Estate Services	1,463	519	1,336	449
Book Publishing	1,722	230	1,655	246
News Media	1,653	115	1,625	125
Other	—	(142)	—	(164)
Total	$6,691	$1,204	$6,343	$1,093

Dow Jones (28% and 27% of the Company’s consolidated revenues in the nine months ended March 31, 2026 and 2025, respectively)

	For the three months ended March 31,				For the nine months ended March 31,
	2026	2025	Change	% Change	2026	2025	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$511	$478	$33	7%	$1,499	$1,398	$101	7%
Advertising	91	86	5	6%	309	292	17	6%
Other	17	11	6	55%	45	37	8	22%
Total Revenues	619	575	44	8%	1,853	1,727	126	7%
Operating expenses	(244)	(234)	(10)	(4)%	(719)	(713)	(6)	(1)%
Selling, general and administrative	(228)	(209)	(19)	(9)%	(652)	(577)	(75)	(13)%
Segment EBITDA	$147	$132	$15	11%	$482	$437	$45	10%
For the three months ended March 31, 2026, revenues at the Dow Jones segment increased $44 million, or 8%, as compared to the corresponding period of fiscal 2025, primarily due to higher circulation and subscription revenues. Digital revenues represented 84% of total revenues at the Dow Jones segment for the three months ended March 31, 2026, as compared to 82% in the corresponding period of fiscal 2025. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $7 million, or 2%, for the three months ended March 31, 2026 as compared to the corresponding period of fiscal 2025.
For the nine months ended March 31, 2026, revenues at the Dow Jones segment increased $126 million, or 7%, as compared to the corresponding period of fiscal 2025, driven by higher circulation and subscription and advertising revenues. Digital revenues represented 83% of total revenues at the Dow Jones segment for the nine months ended March 31, 2026, as compared to 82% in the corresponding period of fiscal 2025. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $15 million, or 1%, for the nine months ended March 31, 2026 as compared to the corresponding period of fiscal 2025.
Circulation and Subscription Revenues

	For the three months ended March 31,				For the nine months ended March 31,
	2026	2025	Change	% Change	2026	2025	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Circulation and subscription revenues:
Circulation and other	$261	$252	$9	4%	$762	$733	$29	4%
Risk and Compliance	100	84	16	19%	290	245	45	18%
Dow Jones Energy	77	69	8	12%	225	205	20	10%
Other information services	73	73	—	—%	222	215	7	3%
Professional information business	250	226	24	11%	737	665	72	11%
Total circulation and subscription revenues	$511	$478	$33	7%	$1,499	$1,398	$101	7%

Circulation and subscription revenues increased $33 million, or 7%, during the three months ended March 31, 2026 as compared to the corresponding period of fiscal 2025. Professional information business revenues increased $24 million, or 11%, primarily due to the $16 million and $8 million increases in Risk & Compliance and Dow Jones Energy revenues, respectively, driven by price increases, new customers and product expansion. Circulation and other revenues increased $9 million, or 4%, driven by higher content licensing revenues and increased digital circulation revenues due to the conversion of customers from introductory promotions to higher pricing and growth in digital-only subscriptions, including enterprise customers, partially offset by print circulation declines and the absence of a licensing revenue timing benefit in the prior year. Digital revenues represented 76% of circulation revenue for the three months ended March 31, 2026, as compared to 75% in the corresponding period of fiscal 2025.
Circulation and subscription revenues increased $101 million, or 7%, during the nine months ended March 31, 2026 as compared to the corresponding period of fiscal 2025. Professional information business revenues increased $72 million, or 11%, primarily due to the $45 million and $20 million increases in Risk & Compliance and Dow Jones Energy revenues, respectively, driven by price increases, new customers and product expansion. Circulation and other revenues increased $29 million, or 4%, driven by increased digital circulation revenues due to the conversion of customers from introductory promotions to higher pricing and growth in digital-only subscriptions, including enterprise customers, and higher content licensing revenues, partially offset by print circulation declines. Digital revenues represented 76% of circulation revenue for the nine months ended March 31, 2026, as compared to 73% in the corresponding period of fiscal 2025.
The following table summarizes average daily consumer subscriptions during the three months ended March 31, 2026 and 2025 for select publications and for all consumer subscription products:(a)

	For the three months ended March 31(b),
	2026	2025	Change	% Change
(in thousands, except %)			Better/(Worse)
The Wall Street Journal
Digital-only subscriptions(c)	4,332	3,913	419	11%
Total subscriptions	4,707	4,339	368	8%
Barron’s Group(d)
Digital-only subscriptions(c)	1,438	1,368	70	5%
Total subscriptions	1,530	1,485	45	3%
Total Consumer(e)
Digital-only subscriptions(c)	6,064	5,543	521	9%
Total subscriptions	6,546	6,103	443	7%
(a)Based on internal data for the periods from December 29, 2025 through March 29, 2026 and December 30, 2024 through March 30, 2025, respectively. Excludes off-platform distribution, except for certain custom workflow integration products.
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
(d)Barron’s Group consists of Barron’s, MarketWatch, Financial News and Private Equity News.
(e)Total Consumer consists of The Wall Street Journal, Barron’s Group and Investor’s Business Daily.

Advertising Revenues
Advertising revenues increased $5 million, or 6%, during the three months ended March 31, 2026 as compared to the corresponding period of fiscal 2025 due to $7 million of higher digital advertising revenues driven by the technology and financial services sectors. Digital advertising revenues represented 67% of advertising revenue for the three months ended March 31, 2026, as compared to 63% in the corresponding period of fiscal 2025.
Advertising revenues increased $17 million, or 6%, during the nine months ended March 31, 2026 as compared to the corresponding period of fiscal 2025 due to $17 million of higher digital advertising revenues driven by the technology and financial services sectors. Digital advertising revenues represented 67% of advertising revenue for the nine months ended March 31, 2026, as compared to 65% in the corresponding period of fiscal 2025.
Segment EBITDA
For the three months ended March 31, 2026, Segment EBITDA at the Dow Jones segment increased $15 million, or 11%, as compared to the corresponding period of fiscal 2025, primarily due to the increase in revenues discussed above, partially offset by higher employee costs.
For the nine months ended March 31, 2026, Segment EBITDA at the Dow Jones segment increased $45 million, or 10%, as compared to the corresponding period of fiscal 2025, primarily due to the increase in revenues discussed above, partially offset by higher employee and marketing costs.
Digital Real Estate Services (22% and 21% of the Company’s consolidated revenues in the nine months ended March 31, 2026 and 2025, respectively)

	For the three months ended March 31,				For the nine months ended March 31,
	2026	2025	Change	% Change	2026	2025	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$2	$1	$1	100%	$6	$5	$1	20%
Advertising	40	36	4	11%	121	109	12	11%
Real estate	365	318	47	15%	1,136	1,052	84	8%
Other	66	51	15	29%	200	170	30	18%
Total Revenues	473	406	67	17%	1,463	1,336	127	10%
Operating expenses	(46)	(46)	—	—%	(147)	(138)	(9)	(7)%
Selling, general and administrative	(272)	(236)	(36)	(15)%	(797)	(749)	(48)	(6)%
Segment EBITDA	$155	$124	$31	25%	$519	$449	$70	16%
For the three months ended March 31, 2026, revenues at the Digital Real Estate Services segment increased $67 million, or 17%, as compared to the corresponding period of fiscal 2025. At REA Group, revenues increased $54 million, or 20%, to $325 million for the three months ended March 31, 2026 from $271 million in the corresponding period of fiscal 2025. The increase was due to the $31 million, or 12%, positive impact of foreign currency fluctuations, higher Australian residential revenues driven by price increases, growth in add-on products and geographic mix and higher financial services revenues from higher settlements, partially offset by lower revenues at REA India driven by recent divestitures and the discontinuation of certain businesses. Revenues at Move increased $13 million, or 10%, to $148 million for the three months ended March 31, 2026 from $135 million in the corresponding period of fiscal 2025, driven by higher sales of RealPRO SelectSM, as Move shifts its focus to more premium offerings, and revenue growth in seller, new homes and rentals. Lead volumes increased 6% compared to the corresponding period of fiscal 2025.
For the three months ended March 31, 2026, Segment EBITDA at the Digital Real Estate Services segment increased $31 million, or 25%, as compared to the corresponding period of fiscal 2025, primarily due to the higher revenues discussed above, partially offset by higher marketing costs, higher employee costs primarily at Move and higher broker commissions at REA Group from higher settlements.

For the nine months ended March 31, 2026, revenues at the Digital Real Estate Services segment increased $127 million, or 10%, as compared to the corresponding period of fiscal 2025. Revenues at REA Group increased $88 million, or 9%, to $1.0 billion for the nine months ended March 31, 2026 from $932 million in the corresponding period of fiscal 2025. The increase was due to higher Australian residential revenues driven by price increases, growth in add-on products and geographic mix, higher financial services revenues from higher settlements and the $25 million, or 2%, positive impact of foreign currency fluctuations, partially offset by lower revenues at REA India driven by recent divestitures and the discontinuation of certain businesses. Revenues at Move increased $39 million, or 10%, to $443 million for the nine months ended March 31, 2026 from $404 million in the corresponding period of fiscal 2025, driven by higher sales of RealPRO SelectSM, as Move shifts its focus to more premium offerings, and revenue growth in seller, new homes and rentals. Lead volumes increased 5% compared to the corresponding period of fiscal 2025.
For the nine months ended March 31, 2026, Segment EBITDA at the Digital Real Estate Services segment increased $70 million, or 16%, as compared to the corresponding period of fiscal 2025, primarily due to the higher revenues discussed above and the absence of $12 million of costs related to the withdrawn offer to acquire Rightmove in the prior year, partially offset by higher employee costs primarily at Move, higher broker commissions at REA Group from higher settlements and higher marketing costs.
Book Publishing (26% of the Company’s consolidated revenues in both the nine months ended March 31, 2026 and 2025)

	For the three months ended March 31,				For the nine months ended March 31,
	2026	2025	Change	% Change	2026	2025	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Consumer	$530	$492	$38	8%	$1,647	$1,585	$62	4%
Other	25	22	3	14%	75	70	5	7%
Total Revenues	555	514	41	8%	1,722	1,655	67	4%
Operating expenses	(366)	(349)	(17)	(5)%	(1,152)	(1,104)	(48)	(4)%
Selling, general and administrative	(116)	(101)	(15)	(15)%	(340)	(305)	(35)	(11)%
Segment EBITDA	$73	$64	$9	14%	$230	$246	$(16)	(7)%
For the three months ended March 31, 2026, revenues at the Book Publishing segment increased $41 million, or 8%, as compared to the corresponding period of fiscal 2025, which includes a $6 million impact from recent acquisitions. The increase was due to higher physical and digital book sales, driven by Rachel Reid’s Game Changers series, which includes Heated Rivalry. Digital sales increased by 11% as compared to the corresponding period of fiscal 2025 driven by growth in e-book and audiobook sales. Digital sales represented approximately 26% of consumer revenues in the three months ended March 31, 2026 as compared to 25% in the corresponding period of fiscal 2025. Backlist sales represented approximately 64% of consumer revenues during the three months ended March 31, 2026, as compared to 65% in the corresponding period of fiscal 2025. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $12 million, or 2%, for the three months ended March 31, 2026 as compared to the corresponding period of fiscal 2025.
For the three months ended March 31, 2026, Segment EBITDA at the Book Publishing segment increased $9 million, or 14%, as compared to the corresponding period of fiscal 2025, driven by the higher revenues discussed above, partially offset by higher costs due to higher sales volume.
For the nine months ended March 31, 2026, revenues at the Book Publishing segment increased $67 million, or 4%, as compared to the corresponding period of fiscal 2025, which includes a $28 million impact from recent acquisitions. The increase was primarily due to higher physical book sales, driven by Rachel Reid’s Game Changers series, which includes Heated Rivalry, and strength in Christian Publishing. Digital sales increased by 1% as compared to the corresponding period of fiscal 2025 driven by growth in e-book sales, partially offset by lower audiobook sales. Digital sales represented approximately 23% of consumer revenues in both the nine months ended March 31, 2026 and 2025. Backlist sales represented approximately 62% of consumer revenues during the nine months ended March 31, 2026, as compared to 63% in the corresponding period of fiscal 2025. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $25 million, or 1%, for the nine months ended March 31, 2026 as compared to the corresponding period of fiscal 2025.

For the nine months ended March 31, 2026, Segment EBITDA at the Book Publishing segment decreased $16 million, or 7%, as compared to the corresponding period of fiscal 2025, driven by higher costs due to higher sales volume, a $16 million one-time write-off in the second quarter of fiscal 2026 primarily related to inventory at HarperCollins’ international operations, higher employee costs and a $13 million write-off of a customer receivable related to the closure of a book distributor, partially offset by the higher revenues discussed above.
News Media (24% and 26% of the Company’s consolidated revenues in the nine months ended March 31, 2026 and 2025, respectively)

	For the three months ended March 31,				For the nine months ended March 31,
	2026	2025	Change	% Change	2026	2025	Change	% Change
(in millions, except %)			Better/(Worse)				Better/(Worse)
Revenues:
Circulation and subscription	$296	$276	$20	7%	$878	$840	$38	5%
Advertising	191	186	5	3%	598	613	(15)	(2)%
Other	51	52	(1)	(2)%	177	172	5	3%
Total Revenues	538	514	24	5%	1,653	1,625	28	2%
Operating expenses	(296)	(275)	(21)	(8)%	(883)	(864)	(19)	(2)%
Selling, general and administrative	(227)	(206)	(21)	(10)%	(655)	(636)	(19)	(3)%
Segment EBITDA	$15	$33	$(18)	(55)%	$115	$125	$(10)	(8)%
Revenues at the News Media segment increased $24 million, or 5%, for the three months ended March 31, 2026 as compared to the corresponding period of fiscal 2025. Circulation and subscription revenues increased $20 million, or 7%, as compared to the corresponding period of fiscal 2025, driven by the $21 million, or 7%, positive impact of foreign currency fluctuations, price increases and digital subscriber growth, partially offset by print volume declines. Advertising revenues increased $5 million, or 3%, as compared to the corresponding period of fiscal 2025, driven by the $13 million, or 7%, positive impact of foreign currency fluctuations and higher digital advertising revenues, partially offset by lower print advertising revenues, primarily at News UK. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $38 million, or 8%, for the three months ended March 31, 2026 as compared to the corresponding period of fiscal 2025.
Segment EBITDA at the News Media segment decreased by $18 million, or 55%, for the three months ended March 31, 2026 as compared to the corresponding period of fiscal 2025. The decrease was primarily due to lower contribution from News UK and costs related to the recently launched California Post.
Revenues at the News Media segment increased $28 million, or 2%, for the nine months ended March 31, 2026 as compared to the corresponding period of fiscal 2025. Circulation and subscription revenues increased $38 million, or 5%, as compared to the corresponding period of fiscal 2025, primarily due to the $30 million, or 4%, positive impact of foreign currency fluctuations, price increases and digital subscriber growth, partially offset by print volume declines. Advertising revenues decreased $15 million, or 2%, as compared to the corresponding period of fiscal 2025, primarily due to lower print advertising revenues, partially offset by the $19 million, or 4%, positive impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $53 million, or 4%, for the nine months ended March 31, 2026 as compared to the corresponding period of fiscal 2025.
Segment EBITDA at the News Media segment decreased by $10 million, or 8%, for the nine months ended March 31, 2026 as compared to the corresponding period of fiscal 2025. The decrease was driven by costs related to the recently launched California Post and lower contribution from News Corp Australia, partially offset by lower Talk costs.

LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition
The Company’s principal source of liquidity is internally generated funds and cash and cash equivalents on hand. As of March 31, 2026, the Company’s cash and cash equivalents were $2.2 billion. The Company also has available borrowing capacity under the 2026 Revolving Facility (as defined below) and certain other facilities, as described below, and expects to have access to the worldwide credit and capital markets, subject to market conditions, in order to issue additional debt if needed or desired. The Company currently expects these elements of liquidity will enable it to meet its liquidity needs for at least the next twelve months, including repayment of indebtedness. Although the Company believes that its cash on hand and future cash from operations, together with its access to the credit and capital markets, will provide adequate resources to fund its operating and financing needs for at least the next twelve months, its access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the financial and operational performance of the Company and/or its operating subsidiaries, as applicable, (ii) the Company’s credit ratings and/or the credit rating of its operating subsidiaries, as applicable, (iii) the provisions of any relevant debt instruments, credit agreements, indentures and similar or associated documents, (iv) the liquidity of the overall credit and capital markets and (v) the state of the economy. There can be no assurances that the Company will continue to have access to the credit and capital markets on acceptable terms.
As of March 31, 2026, the Company’s consolidated assets included $822 million in cash and cash equivalents that were held by its foreign subsidiaries. Of this amount, $245 million is cash not readily accessible by the Company as it is held by REA Group, a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance.
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
Issuer Purchases of Equity Securities
On September 22, 2021, the Company announced a stock repurchase program authorizing the Company to purchase up to $1 billion in the aggregate of the Company’s outstanding Class A Common Stock and Class B Common Stock (the “2021 Repurchase Program”), which was completed during the three months ended March 31, 2026. On July 15, 2025, the Company announced a new stock repurchase program authorizing the Company to purchase up to $1 billion in the aggregate of the Company’s outstanding Class A Common Stock and Class B Common Stock (the “2025 Repurchase Program” and, together with the 2021 Repurchase Program, the “Stock Repurchase Programs”), which was in addition to the remaining authorized amount under the 2021 Repurchase Program at that time.
The manner, timing, number and share price of any repurchases will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market conditions, applicable securities laws, alternative investment opportunities and other factors. The 2025 Repurchase Program has no time limit and may be modified, suspended or discontinued at any time. As of March 31, 2026, there was no authorized amount remaining under the 2021 Repurchase Program, and the remaining authorized amount under the 2025 Repurchase Program was approximately $851 million.

The following tables summarize the shares repurchased under the Stock Repurchase Programs and subsequently retired and the related consideration paid, excluding associated taxes, fees, commissions or other costs, during the three and nine months ended March 31, 2026 and 2025:

	For the three months ended March 31,
	2026		2025
	Shares	Amount	Shares	Amount
	(in millions)
Class A Common Stock	5.1	$126	0.8	$24
Class B Common Stock	2.4	67	0.4	13
Total	7.5	$193	1.2	$37

	For the nine months ended March 31,
	2026		2025
	Shares	Amount	Shares	Amount
	(in millions)
Class A Common Stock	11.6	$303	2.7	$75
Class B Common Stock	5.2	156	1.3	40
Total	16.8	$459	4.0	$115
Additionally, on February 6, 2026, REA Group announced a share repurchase program authorizing REA Group to purchase up to A$200 million of its outstanding fully paid ordinary shares listed on the ASX (ASX: REA). The on-market share repurchases will be conducted from time to time in the ordinary course of trading. The exact amount and timing of the repurchases will be subject to market conditions, REA Group’s share price and other factors and is at REA Group’s discretion. During the third quarter of fiscal 2026, REA Group repurchased A$70 million (approximately US$49 million) of its shares, with approximately A$130 million remaining under its repurchase program.
Dividends
In February 2026, the Company’s Board of Directors (the “Board of Directors”) declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. The dividend was paid on April 8, 2026 to stockholders of record as of March 11, 2026. The timing, declaration, amount and payment of future dividends to stockholders, if any, is within the discretion of the Board of Directors. The Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the Board of Directors deems relevant.
Sources and Uses of Cash—For the nine months ended March 31, 2026 versus the nine months ended March 31, 2025
Net cash provided by operating activities from continuing operations for the nine months ended March 31, 2026 and 2025 was as follows:

	For the nine months ended March 31,
	2026	2025
	(in millions)
Net cash provided by operating activities from continuing operations	$815	$789
Net cash provided by operating activities from continuing operations increased by $26 million for the nine months ended March 31, 2026 as compared to the nine months ended March 31, 2025. The increase was primarily due to higher Total Segment EBITDA, partially offset by higher working capital due to timing of payments and higher tax payments.

Net cash used in investing activities from continuing operations for the nine months ended March 31, 2026 and 2025 was as follows:

	For the nine months ended March 31,
	2026	2025
	(in millions)
Net cash used in investing activities from continuing operations	$(379)	$(194)
Net cash used in investing activities from continuing operations increased by $185 million for the nine months ended March 31, 2026, as compared to the nine months ended March 31, 2025, driven by $198 million of lower proceeds from sales of investments and the $43 million increase in net cash used for acquisitions, partially offset by the $88 million decrease in cash used for purchases of investments.
Net cash used in financing activities from continuing operations for the nine months ended March 31, 2026 and 2025 was as follows:

	For the nine months ended March 31,
	2026	2025
	(in millions)
Net cash used in financing activities from continuing operations	$(676)	$(425)
Net cash used in financing activities from continuing operations was $676 million for the nine months ended March 31, 2026, as compared to $425 million for the nine months ended March 31, 2025.
During the nine months ended March 31, 2026, the Company had $456 million of stock repurchases of outstanding Class A and Class B Common Stock under the Stock Repurchase Programs, dividend payments of $149 million to News Corporation stockholders and REA Group minority stockholders, $100 million of borrowing repayments primarily related to the Term A Loans under the 2022 Credit Agreement and $49 million of repurchases under REA Group’s repurchase program. The net cash used in financing activities from continuing operations was partially offset by new borrowings of $125 million related to the 2026 Term A Loans in connection with the 2026 Credit Agreement discussed below.
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
The Company believes free cash flow provides useful information to management and investors about the Company’s liquidity and cash flow trends.

The following table presents a reconciliation of net cash provided by operating activities from continuing operations to free cash flow:

	For the nine months ended March 31,
	2026	2025
	(in millions)
Net cash provided by operating activities from continuing operations	$815	$789
Less: Capital expenditures	(280)	(250)
Free cash flow	$535	$539
Free cash flow in the nine months ended March 31, 2026 was $535 million compared to $539 million in the corresponding period of fiscal 2025. Free cash flow decreased primarily driven by higher capital expenditures, partially offset by higher cash provided by operating activities from continuing operations. News Corp expects strong growth in free cash flow for the full fiscal year despite moderately higher capital expenditures.
Borrowings
News Corporation Borrowings
As of March 31, 2026, News Corporation had (i) borrowings of $2.0 billion, including the current portion, consisting of its outstanding 2021 Senior Notes, 2022 Senior Notes and the 2026 Term A Loans (as defined below), and (ii) $1 billion of undrawn commitments available under the 2026 Revolving Facility (as defined below).
On March 27, 2026, the Company entered into an Amended and Restated Credit Agreement (the “2026 Credit Agreement”) that provides $1.5 billion of unsecured credit facilities (the “2026 Facilities”) to the Company to refinance its existing 2022 Credit Agreement and for general corporate purposes. The 2026 Facilities are comprised of a $1 billion five-year unsecured revolving credit facility (the “2026 Revolving Facility”) and a $500 million five-year unsecured term loan A credit facility (the “2026 Term A Facility,” and the loans under the 2026 Term A Facility are collectively referred to as “2026 Term A Loans”). The 2026 Revolving Facility has a sublimit of $100 million available for issuances of letters of credit. Under the 2026 Credit Agreement, the Company may request increases with respect to either of the 2026 Facilities in an aggregate principal amount not to exceed $250 million.
The loans under the 2026 Revolving Facility will not amortize. The 2026 Term A Loans will amortize in equal quarterly installments in an aggregate annual amount equal to —%, 2.5%, 2.5%, 5.0% and 5.0%, respectively, of the original principal amount of the 2026 Term A Facility for each 12-month period commencing on June 30, 2026. All outstanding amounts under the 2026 Credit Agreement with respect to the 2026 Facilities are due on March 27, 2031, unless earlier terminated in the circumstances set forth in the 2026 Credit Agreement. The Company may request that the maturity date of the revolving credit commitments under the 2026 Revolving Facility be extended under certain circumstances as set forth in the 2026 Credit Agreement for up to two additional one-year periods. The Company may also request that the maturity date of the 2026 Term A Facility be extended under certain circumstances as set forth in the 2026 Credit Agreement by at least one year.
Interest on borrowings is based on either (a) an Alternative Currency Term Rate formula, (b) a Term SOFR formula, (c) an Alternative Currency Daily Rate formula ((a) through (c) each, a “Relevant Rate”) or (d) the Base Rate formula, each as set forth in the 2026 Credit Agreement. The applicable margin for borrowings under the 2026 Facilities and the commitment fee for undrawn balances under the 2026 Revolving Facility are based on the pricing grid in the 2026 Credit Agreement, which varies based on the Company’s debt rating as defined in the 2026 Credit Agreement. As of March 31, 2026, the Company was paying commitment fees of 0.15% on any undrawn balance under the 2026 Revolving Facility and, with respect to any outstanding borrowings under the 2026 Facilities, an applicable margin of 0.25% for a Base Rate borrowing and 1.25% for a Relevant Rate borrowing.
The 2026 Credit Agreement contains certain customary affirmative and negative covenants and events of default with customary exceptions, including limitations on the ability of the Company and the Company’s subsidiaries to incur liens, merge into or consolidate with any other entity, incur subsidiary debt or dispose of all or substantially all of its assets or all or substantially all of the stock of all subsidiaries taken as a whole. In addition, the 2026 Credit Agreement requires the Company to maintain an adjusted operating income net leverage ratio of not more than 3.5 to 1.0, subject to certain adjustments following a material acquisition.

REA Group Borrowings
As of March 31, 2026, REA Group had A$200 million of undrawn commitments available under the 2024 REA Credit Facility. During the nine months ended March 31, 2026, REA Group amended its 2024 REA Credit Facility to reduce the total amount available under the facility to A$200 million. REA Group is a consolidated but non wholly-owned subsidiary of News Corp, and its indebtedness is only guaranteed by REA Group and certain of its subsidiaries and is non-recourse to News Corp.
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
All of the Company’s borrowings contain customary representations, covenants and events of default. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the applicable debt agreement may be declared immediately due and payable. The Company was in compliance with all applicable covenants at March 31, 2026.
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
In connection with the 2026 Credit Agreement, the Company refinanced its Term A Loans under the 2022 Credit Agreement during the three and nine months ended March 31, 2026, which included extending the maturity date to March 2031 and modifying the timing of required principal payments. See Note 6—Borrowings in the accompanying Consolidated Financial Statements.
During the nine months ended March 31, 2026, the Company entered into new leases, some of which will commence subsequent to fiscal 2026, and extended the terms of certain other leases. As a result, the Company has presented its commitments associated with its operating leases in the table below.

	As of March 31, 2026
	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(in millions)
Operating leases	$120	$175	$172	$1,055	$1,522
The Company’s remaining commitments as of March 31, 2026 have not changed significantly from the disclosures included in the 2025 Form 10-K.
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
(b)Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15(d)-15(f) under the Exchange Act) during the Company’s third quarter of fiscal 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
See Note 10—Commitments and Contingencies in the accompanying Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors described in the 2025 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On September 22, 2021, the Company announced a stock repurchase program authorizing the Company to purchase up to $1 billion in the aggregate of its outstanding Class A Common Stock and Class B Common Stock (the “2021 Repurchase Program”), which was completed during the three months ended March 31, 2026. On July 15, 2025, the Company announced a new stock repurchase program authorizing the Company to purchase up to $1 billion in the aggregate of the Company’s outstanding Class A Common Stock and Class B Common Stock (the “2025 Repurchase Program” and, together with the 2021 Repurchase Program, the “Stock Repurchase Programs”), which was in addition to the remaining authorized amount under the 2021 Repurchase Program at that time.
The manner, timing, number and share price of any repurchases will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market conditions, applicable securities laws, alternative investment opportunities and other factors. The 2025 Repurchase Program has no time limit and may be modified, suspended or discontinued at any time.
The following table details the Company’s monthly share repurchases during the three months ended March 31, 2026:

	Total Number of Shares Purchased(a)		Average Price Paid Per Share(b)		Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Program(b)
	Class A	Class B	Class A	Class B
	(in millions, except per share amounts)
December 29, 2025 - January 25, 2026	1.3	0.5	$26.41	$30.29	1.8	$995
January 26, 2026 - March 01, 2026	2.1	1.0	$24.12	$27.38	3.1	$918
March 02, 2026 - March 29, 2026	1.7	0.9	$24.14	$27.18	2.6	$851
Total	5.1	2.4	$24.70	$27.97	7.5
(a)     The Company has not made any repurchases of Common Stock other than in connection with the publicly announced Stock Repurchase Programs described above.
(b)     Amounts exclude taxes, fees, commissions or other costs associated with the repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.
Trading Plans
None.
ITEM 6. EXHIBITS

10.1
Amended and Restated Credit Agreement, dated as of March 27, 2026, among the Company, the lenders and other parties party thereto, and Bank of America, N.A., as Administrative Agent (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on March 27, 2026).

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

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026 formatted in Inline XBRL: (i) Consolidated Statements of Operations for the three and nine months ended March 31, 2026 and 2025 (unaudited); (ii) Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended March 31, 2026 and 2025 (unaudited); (iii) Consolidated Balance Sheets as of March 31, 2026 (unaudited) and June 30, 2025 (audited); (iv) Consolidated Statements of Cash Flows for the nine months ended March 31, 2026 and 2025 (unaudited); and (v) Notes to the Unaudited Consolidated Financial Statements.*

104	The cover page from News Corporation’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in Inline XBRL (included as Exhibit 101).*
*    Filed herewith.
**    Furnished herewith

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION (Registrant)

	By:	/s/ Lavanya Chandrashekar
Lavanya Chandrashekar Chief Financial Officer

Date: May 8, 2026