Form 10-K
period 2026-06-30
NEWS CORP
filed 2026-08-07
CIK 1564708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________________________
FORM 10-K
________________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.    ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒
As of December 26, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, the aggregate market value of the registrant’s Class A Common Stock, par value $0.01 per share, held by non-affiliates was approximately $9,747,594,816, based upon the closing price of $26.22 per share as quoted on The Nasdaq Stock Market on that date, and the aggregate market value of the registrant’s Class B Common Stock, par value $0.01 per share, held by non-affiliates was approximately $3,660,757,368, based upon the closing price of $29.87 per share as quoted on The Nasdaq Stock Market on that date.
As of July 31, 2026, 360,503,747 shares of Class A Common Stock and 180,548,891 shares of Class B Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
Certain information required for Part III of this Annual Report on Form 10-K is incorporated by reference to the News Corporation definitive Proxy Statement for its 2026 Annual Meeting of Stockholders, which shall be filed with the Securities and Exchange Commission pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended, within 120 days of News Corporation’s fiscal year end.

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
The Company maintains a 52-53 week fiscal year ending on the Sunday nearest to June 30 in each year. Fiscal 2026, fiscal 2025 and fiscal 2024 each included 52 weeks. Unless otherwise noted, all references to the fiscal years ended June 30, 2026, June 30, 2025 and June 30, 2024 relate to the fiscal years ended June 28, 2026, June 29, 2025 and June 30, 2024, respectively. For convenience purposes, the Company continues to date its financial statements as of June 30.
Corporate Information
News Corporation is a Delaware corporation originally organized on December 11, 2012 in connection with its separation from Twenty-First Century Fox, Inc., which was completed on June 28, 2013. Unless otherwise indicated, references in this Annual Report on Form 10-K for the fiscal year ended June 30, 2026 (the “Annual Report”) to the “Company,” “News Corp,” “we,” “us,” or “our” means News Corporation and its subsidiaries. The Company’s principal executive offices are located at 1211 Avenue of the Americas, New York, New York 10036, and its telephone number is (212) 416-3400. The Company’s Class A and Class B Common Stock are listed on The Nasdaq Global Select Market under the trading symbols “NWSA” and “NWS,” respectively, and CHESS Depositary Interests representing the Company’s Class A and Class B Common Stock are listed on the Australian Securities Exchange (“ASX”) under the trading symbols “NWSLV” and “NWS,” respectively. More information regarding the Company is available on its website at www.newscorp.com, including the Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which are available, free of charge, as soon as reasonably practicable after the material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). The information on the Company’s website is not, and shall not be deemed to be, a part of this Annual Report or incorporated into any other filings it makes with the SEC.

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
BUSINESS OVERVIEW
The Company’s five reportable segments are described below.

	For the fiscal year ended June 30, 2026
	Revenues	Segment EBITDA
	(in millions)
Dow Jones	$2,497	$663
Digital Real Estate Services	2,016	741
Book Publishing	2,288	287
News Media	2,227	139
Other	—	(203)
Dow Jones
The Company’s Dow Jones segment is a global provider of news, data and business information distributed through a variety of owned and off-platform media channels, including websites, mobile apps, newspapers, newswires, newsletters, magazines, proprietary databases, live journalism, video and podcasts. This segment consists of the Dow Jones business, whose products target individual consumers and enterprise customers and include The Wall Street Journal, Barron’s, MarketWatch, Investor’s Business Daily, Dow Jones Risk & Compliance, Dow Jones Energy, Factiva and Dow Jones Newswires. The Dow Jones segment’s revenue is diversified across business-to-consumer and business-to-business subscriptions, circulation, advertising, including custom content and sponsorships, licensing fees and participation fees for its live journalism events. Advertising revenues at the Dow Jones segment are subject to seasonality, with revenues typically highest in the Company’s second fiscal quarter due to the end-of-year holiday season.
News Products
Through its premier brands and authoritative journalism, the Dow Jones segment’s news products targeting individual consumers provide insights, research and understanding that enable consumers to stay informed and make educated financial decisions. Dow Jones also provides news, business information and data to enterprise customers through these news products, as well as its enterprise-focused products described under “Professional Information Products” below. The Dow Jones segment continues to capitalize on a variety of digital distribution platforms, technologies and business models for these products, including licensing its content for distribution on third-party platforms, which is referred to as off-platform distribution, and for artificial intelligence (“AI”) applications. With a focus on the financial markets, investing and other professional services, many of these products offer advertisers an attractive consumer demographic. News products include the following:

•The Wall Street Journal (WSJ). WSJ, Dow Jones’s flagship news product, is available online, across multiple mobile devices and in print. WSJ covers national and international news and provides analysis, commentary, reviews and opinions on a wide range of topics, including business developments and trends, economics, financial markets, investing, politics, science and technology, lifestyle, culture, consumer products and sports. WSJ’s digital products offer both free content and premium, subscription-only content and are comprised of WSJ.com, WSJ mobile products (WSJ Mobile) and live and on-demand video through WSJ.com and other platforms (WSJ Video), as well as podcasts. For the year ended June 30, 2026, WSJ Mobile (including WSJ.com accessed via mobile devices, as well as apps, and excluding off-platform distribution) accounted for approximately 72% of visits to WSJ’s digital news and information products according to Adobe Analytics. WSJ’s print products are printed at plants located around the U.S., including both owned and third-party facilities.
•Barron’s Group. The Barron’s Group includes Barron’s and MarketWatch, among other properties.
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
The following table provides selected information regarding average daily subscriptions during the three months ended June 30, 2026 for the Dow Jones segment’s subscription news products:

(in 000’s)	The Wall Street Journal(1)	Barron’s Group(1)(2)	Total News Products(1)(3)
Digital-only subscriptions(4)(5)	4,465	1,512	6,258
Print subscriptions(4)(5)	362	90	467
Total subscriptions(4)	4,827	1,602	6,725
________________________
(1)Based on internal data for the period from March 30, 2026 to June 28, 2026. See “Part I. Business—Explanatory Note Regarding Certain Metrics” for more information. Excludes off-platform distribution, except for certain custom workflow integrations in connection with enterprise customer subscriptions.
(2)Barron’s Group consists of Barron’s, MarketWatch, Financial News and Private Equity News.
(3)Total News Products consists of The Wall Street Journal, Barron’s Group and Investor’s Business Daily.
(4)Subscriptions include individual consumer subscriptions and enterprise customer subscriptions. Enterprise customer subscriptions include subscriptions purchased by companies, schools, businesses and associations for use by their respective employees, students, customers or members. Subscriptions exclude single-copy sales and copies purchased by hotels, airlines and other businesses for limited distribution or access to customers.
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

The following table provides information regarding the digital platforms (excluding off-platform distribution) for certain Dow Jones segment news products:

	FY2026 Average Monthly Visits(1)	FY2026 Average Monthly Unique Users(2)
WSJ	130 million	35 million
MarketWatch	43 million	12 million
WSJDN	195 million	58 million
________________________
(1)Includes visits via websites and mobile apps from individual consumers and enterprise customers based on Adobe Analytics for the 12 months ended June 30, 2026.
(2)Includes aggregate unique individual consumer and enterprise customer users accessing websites and mobile apps based on Adobe Analytics for the 12 months ended June 30, 2026. See “Part I. Business—Explanatory Note Regarding Certain Metrics” for more information regarding the calculation of unique users.
Professional Information Products
The Dow Jones segment’s professional information products, which target enterprise customers, combine news and information with technology and tools that inform decisions and aid awareness, research, understanding and compliance. These products consist of its Dow Jones Risk & Compliance, Dow Jones Energy, Factiva and Dow Jones Newswires products. Specific products include the following:
•Dow Jones Risk & Compliance. Dow Jones Risk & Compliance products provide data and other solutions for customers focused on anti-bribery and corruption, anti-money laundering, counter terrorism financing, monitoring embargo and sanction lists, geopolitical and security risk intelligence and other risks and compliance requirements. Dow Jones’s solutions allow customers to screen their business transactions and third parties against its data to identify regulatory, corporate and reputational risk, and request follow-up reports to conduct further due diligence. Products include online risk data and negative news searching tools such as RiskCenter Financial Crime Search and Advanced Screening and Monitoring for bulk screening as well as RiskCenter Trade Compliance for trade finance-related checks on dual-use or other controlled goods. RiskCenter Third Party, a solution for supplier risk assessment, provides customers with automated risk and compliance checks via questionnaires and embedded scoring. Feed services include PEPs (politically exposed persons), Sanctions, Adverse Media and other Specialist Lists. Dow Jones produces customized Due Diligence Reports to assist its customers with regulatory compliance, including IntegrityCheck, an AI-enabled automated report, and also publishes Risk Journal, an intelligence solution delivering expert reporting, analysis and real time alerts on global risk and compliance issues.
•Dow Jones Energy. Dow Jones Energy provides pricing data, news, analysis, consulting, software and events relating to energy commodities, including crude oil, refined products, petrochemicals, natural gas liquids, coal, metals, renewables, Renewable Identification Numbers and carbon credits, as well as electric vehicle charging station data and pricing data, insights, analysis and forecasting for key base chemicals.
•Factiva. Factiva is a leading provider of global business content, built on an archive of important original and licensed publishing sources. Factiva offers content from over 33,000 global news and information sources from over 200 countries and territories and in 33 languages. This combination of business news and information, plus sophisticated tools and AI-powered solutions, helps professionals find, monitor, interpret and share essential information. As of June 30, 2026, there were approximately 852,000 activated Factiva users, including both individual and registered institutional accounts.
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

The Dow Jones segment’s news products, including its digital publications, newspapers, magazines, podcasts and video, compete for consumers and customers, audience and advertising with other local and national news and editorial content providers, web and app-based media, news aggregators, customized news feeds, search engines, AI platforms, products and services, blogs, magazines, investment tools, integrated workflow tools, social media sources, podcasts and event producers, as well as other media such as television, radio stations and outdoor displays. Competition for subscriptions and circulation is based on news and editorial content, data and analytics content in research tools, subscription pricing, the usefulness and popularity of its digital products, cover price and, from time to time, various promotions. Competition for advertising is based upon advertisers’ judgments as to the most effective media for their advertising budgets, which is in turn based upon various factors, including circulation volume, readership levels, audience demographics, advertising rates, advertising effectiveness and brand strength and reputation. As a result of rapidly changing and evolving technologies (including continued developments in AI and AI-enabled tools), distribution platforms and business models, and corresponding changes in consumer and customer behavior, the news products within the Dow Jones segment continue to face increasing competition for both circulation and advertising revenue, including from a variety of alternative news and information sources, programmatic advertising buying channels, AI platforms, products and services and other emerging technology platforms. Shifts in consumer and customer behavior require the Company to continually innovate and improve upon its own products, services and platforms in order to remain competitive. The Company believes that these changes will continue to pose opportunities and challenges, and that it is well positioned to leverage its global reach, brand recognition, premium products and proprietary technology to take advantage of the opportunities presented by these changes.
The Dow Jones segment’s professional information products that target enterprise customers compete with various information service providers, compliance data providers, global financial newswires and energy and commodities pricing and data providers, including Reuters News, RELX (including LexisNexis and ICIS), LSEG Risk Intelligence, S&P Global, DTN and Argus Media, as well as many other providers of news, information and compliance data. The professional information business also faces increasing competition from a variety of AI-powered platforms, products and services.
Digital Real Estate Services
The Company’s Digital Real Estate Services segment consists of its 62.0% interest in REA Group, a publicly-traded company listed on ASX (ASX: REA), and its 80% interest in Move. The remaining 20% interest in Move is held by REA Group.
REA Group
REA Group is a market-leading digital media business specializing in property, with operations focused on property and property-related advertising and services, as well as financial services.
Property and Property-Related Advertising and Services
REA Group advertises property and property-related services on its websites and mobile apps across Australia, including leading residential, commercial and share property websites realestate.com.au, realcommercial.com.au and Flatmates.com.au, as well as property research site property.com.au. For the year ended June 30, 2026, average monthly visits to realestate.com.au were 146.4 million, with 12.7 million people visiting each month on average, according to Ipsos iris data. Australians visited realestate.com.au 3.5 times more on average than the nearest competitor during the year ended June 30, 2026. Realcommercial.com.au had 2.9 million people visit each month on average for the year ended June 30, 2026, 2.7 times more than the nearest competitor, based on Ipsos iris data. REA Group’s new AI-powered conversational search and visualization capabilities provide a more personalized and immersive consumer experience designed to further enhance engagement with this large audience. REA Group’s other Australian property and property-related advertising and services include media display advertising for markets adjacent to property.
Realestate.com.au and realcommercial.com.au derive the majority of their revenue from their core property advertising listing products and monthly advertising subscriptions from real estate agents and property developers. Realestate.com.au and realcommercial.com.au offer a product hierarchy which enables real estate agents and property developers to upgrade to premium advertising products to increase listing prominence, supported by data and AI-driven insights and recommendations. They also offer a variety of targeted solutions, including media display advertising products. Flatmates.com.au derives the majority of its revenue from advertising listing products and membership fees. The media business offers unique advertising opportunities on REA Group’s websites to property developers and other relevant markets, including utilities and telecommunications, insurance, finance, automotive and retail.

REA Group’s international operations consist primarily of its 78.0% interest in REA India, which operates Housing.com in India (News Corp holds a 22.0% interest in REA India), and its 61.5% interest in Planitar, which operates iGUIDE, a provider of AI-powered 3D virtual tour and interactive floor plan technology based in Canada. In July 2026, REA Group announced an agreement to sell REA India. REA Group’s other assets include a 20% interest in Move, as referenced above. REA Group’s businesses outside Australia derive the majority of their revenue from their property advertising listing products, monthly advertising subscriptions from real estate agents and property developers and technology-driven property services.
Financial Services
REA Group’s financial services business encompasses a digital property search and financing experience, mortgage broking services under its Mortgage Choice brand and residential property data services to the financial sector through its PropTrack data services business. REA Group continued to execute on its financial services strategy, with its broker network benefiting from continued investment in core platforms and AI training and tools to support broker productivity. The financial services business generates revenue primarily through commissions from lenders and monthly subscriptions for its data services.
Move
Move is a leading provider of digital real estate services in the U.S. Move primarily operates Realtor.com®, a premier real estate information, advertising and services platform, under a perpetual agreement and trademark license with the National Association of Realtors® (“NAR”). Through Realtor.com®, consumers have access to approximately 155 million properties across the U.S., including an extensive collection of homes, properties and apartments listed and displayed for sale or for rent and a large database of “off-market” properties. Realtor.com® and its related mobile apps display nearly 100% of all Multiple Listing Services (“MLS”)-listed, for-sale and rental properties in the U.S., which are primarily sourced directly from relationships with MLSs across the country. Realtor.com® also sources new construction and rental listing content from a variety of sources, including directly from homebuilders and landlords, as well as from listing aggregators. Approximately 94% of its for-sale listings are updated at least every 10 minutes, on average, with the remaining listings updated at least daily. Realtor.com®’s property listing content, comprehensive market news and data and advanced tools and technology, such as AI-powered natural language search and immersive, interactive visuals, attract a large and highly engaged consumer audience. Realtor.com® and its mobile sites had approximately 68 million average monthly unique users during the quarter ended June 30, 2026 based on internal data and methodologies, which may differ from those used by third parties or competitors. Monthly average visits for the quarter ended June 30, 2026 for Realtor.com®, according to Comscore data, were 297 million. See “Part I. Business—Explanatory Note Regarding Certain Metrics.”
Realtor.com® generates the majority of its revenues through the sale of lead generation and listing advertisement products, including its RealPRO SelectSM, ConnectionsSM Plus and Listing Toolkit products, as well as its referral-based services, including RealChoiceTM Selling. Lead generation and listing advertisement products allow real estate agents, brokers and homebuilders to enhance, prioritize and connect with consumers on for-sale property listings within the Realtor.com® website and mobile apps, elevate brand visibility and access sophisticated tools and analytics. Lead generation and listing advertisement products are typically sold on a subscription basis. The real estate referral-based business model, as well as the RealPRO SelectSM lead generation product, leverage Move’s proprietary technology and platform to connect real estate professionals and other service providers, such as lenders and insurance companies, to pre-vetted consumers who have submitted inquiries via the Realtor.com® website and mobile apps, as well as other online sources. The real estate referral-based services that connect real estate agents and brokers with these consumers typically generate fees upon completion of the associated real estate transaction, while the referral-based services that give other service providers, including lenders and insurance companies, access to the same highly qualified consumers are generally provided on a subscription basis. Realtor.com® also derives revenue from sales of non-listing advertisement, or Media, products to real estate, finance, insurance, home improvement and other professionals that enable those professionals to connect with Realtor.com®’s highly engaged and valuable consumer audience. Media products include sponsorships, display advertisements, text links, directories and other advertising and lead generation services. Non-listing advertisement pricing models include cost per thousand, cost per click, cost per unique user and subscription-based sponsorships of specific content areas or targeted geographies.
Move’s offerings also include the recently-launched Realtor.com®+TM, its collaborative home search platform that helps real estate professionals and consumers connect. Built together with MLSs, the platform was designed to elevate the search experience and strengthen MLS and professional value while offering buyers and sellers, in collaboration with their agents, a guided path from search to close. Realtor.com®+TM is expected to generate revenue from the sale of enhanced features and services to real estate professionals. Additionally, Move provides online tools and services to do-it-yourself landlords and tenants through Avail, a platform that improves the renting experience with online tools, educational content and world-class support. Avail employs a variety of pricing models, including subscription fees, as well as fixed- or variable-pricing models.

The Company’s digital real estate services businesses operate in highly competitive markets that are evolving rapidly in response to new technologies, business models and practices, product and service offerings and changing consumer and customer preferences. The success of these businesses depends on their ability to provide products and services that are useful for consumers, real estate, mortgage and other related services professionals, homebuilders and landlords and attractive to their advertisers, their effective incorporation of new technologies, including AI, the breadth, depth and accuracy of information they provide and brand awareness and reputation. These businesses compete primarily with companies that provide real-estate focused technology, products and services in their respective geographic markets, including other real estate and property websites and apps in Australia and the U.S., and also with emerging AI-powered platforms, tools and services.
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
As of June 30, 2026, HarperCollins offered approximately 150,000 publications in digital formats, and nearly all of HarperCollins’ new titles, as well as the majority of its entire catalog, are available as e-books and digital audiobooks. Digital sales, comprising revenues generated through the sale of e-books and downloadable and streaming audiobooks, represented approximately 23% of global consumer revenues for the fiscal year ended June 30, 2026. During fiscal 2026, HarperCollins U.S. had 230 titles on the New York Times print and digital bestseller lists, with 37 titles hitting number one, including The Ballad of Falling Dragons by Sarah A. Parker, The Case for America by Bret Baier, The Gingerbread Bakery by Laurie Gilmore, The Humble Pie and The Smart Cookie by Jory John, How to Test Negative for Stupid by U.S. Senator John Kennedy, Hansel and Gretel by Stephen King, An Inside Job by Daniel Silva, Katabasis by R.F. Kuang, Little Blue Truck’s Valentine by Alice Schertle, A Long Walk to Water by Linda Sue Park, The Pioneer Woman Cooks: The Essential Recipes by Ree Drummond, Nothing is Impossible with God by Shannon Bream, Watch Me and Release Me by Tahereh Mafi, Starside by Alex Aster, Stripped Down by Bunnie Xo, A Theory of Dreaming by Ava Reid, The Thorn Queen by Sasha Peyton Smith, Warriors: Changing Skies #2: Hidden Moon and Warriors: The Prophecies Begin #3 by Erin Hunter, We Are All Guilty Here by Karin Slaughter, Whistler by Ann Patchett and Wombat Waiting by Katherine Applegate.
HarperCollins derives its revenue from the sale and licensing of print and digital books to a customer base that includes global technology companies, traditional brick and mortar booksellers, wholesale clubs and discount stores, including Amazon, Apple, Barnes & Noble and Tesco, as well as from third-party distribution services. Revenues at the Book Publishing segment are significantly affected by the timing of releases and the number of HarperCollins’ books in the marketplace and are typically highest during the Company’s second fiscal quarter due to increased demand during the end-of-year holiday season in its main operating geographies.
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

News Media
The Company’s News Media segment consists primarily of News Corp Australia, News UK and the New York Post. This segment also includes News Broadcasting (formerly Wireless Group), operator of talkSPORT, the leading sports radio network in the U.K., Virgin Radio and Talk in the U.K., which are available on multiple digital streaming platforms, and Australian News Channel, which operates the News24 network (formerly Sky News Australia), Australia’s 24-hour multi-channel, multi-platform news service. The News Media segment generates revenue primarily through circulation and subscription sales of its print and digital products, sales of print and digital advertising and licensing fees. Advertising revenues at the News Media segment are subject to seasonality, with revenues typically highest in the Company’s second fiscal quarter due to the end-of-year holiday season in its main operating geographies.
News Corp Australia
News Corp Australia is one of the leading news and information providers in Australia by readership, with both digital and print mastheads covering a national, regional and suburban footprint. Its digital mastheads are among the leading digital news properties in Australia based on monthly unique audience data and had approximately 981,000 aggregate digital closing subscribers as of June 30, 2026. In addition, its Monday to Friday, Saturday and Sunday, weekly and bi-weekly newspapers were read by 3.9 million Australians on average every week based on Roy Morgan data for the year ended March 31, 2026.
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
The following table provides information regarding key properties within News Corp Australia’s portfolio:

	Total Paid Subscribers for Combined Masthead (Print and Digital)(1)	Total Monthly Audience for Combined Masthead (Print and Digital)(2)
The Australian	341,975	4.9 million
The Daily Telegraph	140,808	4.2 million
Herald Sun	148,753	4.3 million
The Courier Mail	131,947	3.7 million
The Advertiser	106,468	2.2 million
________________________
(1)As of June 30, 2026, based on internal sources. See “Part I. Business—Explanatory Note Regarding Certain Metrics” for more information.
(2)Based on Roy Morgan Single Source Australia; Apr 2025 – Mar 2026; P14+ average monthly print readership data for the year ended March 31, 2026.
News Corp Australia’s broad portfolio of digital properties also includes news.com.au, one of the leading general interest sites in Australia that provides breaking news, finance, entertainment, lifestyle, technology and sports news and delivers an average monthly unique audience of approximately 12.0 million based on Ipsos iris monthly total audience ratings for the year ended June 30, 2026. In addition, News Corp Australia owns other premier digital properties such as Taste, a leading food and recipe site, CODE, a leading sports news site, and SuperCoach, a leading fantasy sports site, as well as various other digital media assets. As of June 30, 2026, News Corp Australia’s other assets included an approximate 29.1% interest in Hipages Group Holdings Ltd, which operates a leading on-demand home improvement services marketplace.
News UK
News UK publishes The Sun, The Sun on Sunday, The Times and The Sunday Times, which are leading newspapers in the U.K. that together accounted for approximately one-third of all national newspaper sales as of June 30, 2026. The Sun is the most read news brand in the U.K., and The Times and The Sunday Times are the most read national newspapers in the U.K. quality market. News UK also distributes content through its digital platforms, including its websites, thesun.co.uk, the-sun.com and thetimes.com, as well as mobile apps. Together, across print and digital, these brands reach approximately 60% of adult news readers in the U.K., or approximately 29 million people, based on the PAMCo data referenced below. News UK’s print products are printed at facilities in England and Scotland operated by its joint venture with DMG Media. In addition to its news businesses, News UK has assembled a portfolio of complementary ancillary product offerings, including betting and gaming products. The following table provides information regarding News UK’s news portfolio:

	Print Average Issue Readership(1)	Paid Subscribers(2)	Monthly Global Unique Users(4)
The Sun (Mon – Sat)	1,247,000	N/A	65 million
The Sun on Sunday	1,368,000	N/A
The Times (Mon – Sat)	539,000	88,000 (print)(3) 681,000 (digital)	N/A
The Sunday Times	922,000	78,000 (print)(3) 681,000 (digital)	N/A
________________________
(1)Based on Publishers Audience Measurement Company (“PAMCo”) H1 2026: Dec 2023 - Dec 2025 print data fused with Nov 2025 Ipsos iris data.
(2)As of June 30, 2026, based on internal sources and including subscribers to the Times Literary Supplement (“TLS”). Total subscribers across The Times and The Sunday Times, including TLS, as of June 30, 2026 was 773,000, including 681,000 closing digital subscribers. Total figures are de-duplicated for subscribers who receive a print product every day of the week. See “Part I. Business—Explanatory Note Regarding Certain Metrics” for more information.
(3)In addition to their print and digital-only products, The Times and The Sunday Times sell print and digital products bundled into one subscription. For bundled products that provide access to both print and digital products every day of the week, only one subscriber is reported as of June 30, 2026 and is designated as a print subscriber. For bundled products that provide access to the print product only on specified days and full digital access, a fraction equal to the number of days that a print copy is served relative to the total days in the week is reported as a print subscriber as of June 30, 2026 and a fraction equal to the number of remaining days of the week, when only a digital copy is served, relative to the total days in the week is reported as a digital subscriber.
(4)Includes aggregate unique users accessing thesun.co.uk, the-sun.com and other associated websites and mobile apps based on Meta Pixel data for the month ended June 30, 2026. See “Part I. Business—Explanatory Note Regarding Certain Metrics.”
New York Post
NYP Holdings is the publisher of the New York Post, the California Post, NYPost.com, CaliforniaPost.com, PageSix.com, Decider.com and related mobile apps and social media channels. The New York Post is the oldest continuously published daily newspaper in the U.S., with a focus on coverage of the New York metropolitan area. The New York Post provides a variety of general interest content ranging from breaking news to business analysis, and is known in particular for its comprehensive sports coverage, famous headlines and its iconic Page Six section, an authority on celebrity news. The California Post, launched in January 2026, is a California-focused publication delivering news, entertainment, politics, culture, sports and business coverage with a distinctly California perspective. The print version of the New York Post is primarily distributed in New York, as well as throughout the Northeast and Florida, while the print version of the California Post is primarily distributed in California. For the three months ended June 30, 2026, average weekday circulation for the New York Post and California Post based on internal sources, including mobile app digital editions, was 494,896. In addition, the Post Digital Network, which includes NYPost.com, CaliforniaPost.com, PageSix.com and Decider.com, averaged approximately 86.5 million unique users per month during the quarter ended June 30, 2026 according to Google Analytics. See “Part I. Business—Explanatory Note Regarding Certain Metrics” for information regarding the calculation of unique users.
The News Media segment’s newspapers, magazines, digital publications, radio stations, broadcast and streaming channels and podcasts generally face competition from similar sources, and compete on similar bases, as the news products within the Dow Jones segment, particularly in their respective operating geographies. See “Item 1. Business – Business Overview – Dow Jones” above for further information.
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
Data Privacy and Security Regulation
In the course of its business, the Company collects, stores, uses, processes and transmits personal data from consumers, customers, employees and other sources. Certain of the Company’s information services businesses also use content that includes personal data from public and government records, other publicly available information and media. As a result, the Company and its activities are subject to laws and regulations governing the collection, use, processing, sharing and transfer, storage and retention of personal data, as well as multiple emerging laws and regulations pertaining to data security, which continue to evolve and have implications for a number of its business practices. In the U.S., a significant and growing number of state and local governments have expanded, enacted or proposed data privacy laws that govern the collection and use of personal data of their residents and establish or increase penalties and in some cases, afford private rights of action to individuals for failure to comply, with comprehensive privacy laws enacted in over 20 states, and all states have enacted legislation requiring businesses to provide notice to state agencies and to individuals whose personal information has been accessed or disclosed as a result of certain data breaches. For example, the California Consumer Privacy Act of 2018, as amended by the California Privacy Rights Act of 2020 (“CCPA”), establishes certain transparency rules, puts greater restrictions on how the Company can collect, use and disclose personal information of California residents and provides California residents with certain rights regarding their personal information, including rights to access, correct and delete their personal information and opt out of the sale or sharing of their personal information for targeted advertising. The CCPA provides for civil penalties for violations, brought through enforcement actions by the California Attorney General and California Privacy Protection Agency (“CPPA”), as well as a private right of action for data breaches of certain types of nonencrypted and nonredacted personal information. New CCPA regulations that took effect in January 2026 expand or enhance certain aspects of the existing rules and impose new requirements relating to cybersecurity audits, automated decision-making technology and data processing activities, which may further increase the Company’s compliance obligations. California’s privacy regulators have been active in enforcing the CCPA’s requirements, particularly with regard to ensuring individual rights relating to targeted advertising are offered and honored by entities effectively, and the CPPA has formed a Consortium of Privacy Regulators to coordinate enforcement activity with regulators in other states. Similar laws in many other states impose transparency and other obligations with respect to personal data of their respective residents and provide residents with similar rights. Certain of the Company’s websites, mobile apps and other online business activities are subject to laws and regulations governing the online privacy of children, including the Children’s Online Privacy Protection Act of 1998, which prohibits the collection of personal information online from children under age 13 without prior parental consent; the California Age Appropriate Design Code, which prescribes rules relating to the design of online services likely to be accessed by children under age 18 (“CAADC”); and the New York Child Data Protection Act, which imposes strict limitations on processing, sharing and selling the personal data of users under 18. Recent age verification legislation in some states requiring app stores to provide app developers with age information regarding their users may further expand age-related privacy obligations for the Company’s mobile apps and websites. U.S. Department of Justice data regulations have also significantly expanded restrictions on the access by and transfer of broadly defined categories of sensitive personal data and U.S. government data to “countries of concern,” which may impact certain of the Company’s current or potential partner, vendor, service provider and customer relationships.

Similar laws and regulations apply in many of the other jurisdictions in which the Company operates, including the E.U., the U.K. and Australia. Several of the Company’s business units are subject to the E.U.’s General Data Protection Regulation 2016/679 (“GDPR”), which provides a uniform set of rules for personal data processing throughout the E.U., and the UK General Data Protection Regulation (“UK GDPR”). The GDPR and UK GDPR regulate the collection, processing, use, sharing and security of personal data, contain specific conditions for consent from data subjects, strengthen the rights of individuals, including the right to have personal data deleted upon request, continue to restrict the trans-border flow of personal data, require companies to conduct privacy impact assessments to evaluate data processing operations that are likely to result in a high risk to the rights and freedoms of individuals, require mandatory data breach reporting and notification, provide significant penalties for non-compliance (up to 20 million euros or 17.5 million pounds, as applicable, or 4% of an entity’s worldwide annual turnover in the preceding financial year, whichever is higher) and grant broad enforcement powers to the data protection authorities. The Data (Use and Access) Act 2025 (“DUA Act”) amended the UK GDPR and the UK’s Privacy and Electronic Communications Regulations 2003 (“PECR”), including raising maximum fines under PECR to match the UK GDPR and increasing the potential financial exposure for breaches relating to direct marketing and online tracking. The changes set out in the DUA Act have created differences between the U.K. and E.U. legal regimes, further increasing compliance costs, and U.K. and E.U. regulators have increased enforcement activity, particularly relating to opt-in consent, cookie compliance and data security failures. In addition, the U.K. has adopted the UK Age Appropriate Design Code, which is similar to the CAADC discussed above.
The Company and some of its service providers rely on certain mechanisms, such as Standard Contractual Clauses, to address the E.U. and U.K. data protection requirements for transfers of data that continue to evolve and are often subject to uncertainty and legal challenges. The European Commission has adopted four sets of European Union Standard Contractual Clauses, which regulate the relationship between controllers, between processors and between controller and processor in accordance with the GDPR and international data transfers to a third country in the absence of an adequacy decision under the GDPR. The European Data Protection Board also adopted recommendations on measures that supplement data transfer tools to ensure compliance with the level of personal data protection required in Europe, including requirements for data exporters to assess the risks related to the transfer of personal data outside the European Economic Area and to implement, if necessary, additional contractual, organizational and technical measures such as encryption and pseudonymization. For data transfers subject to the UK GDPR, the International Data Transfer Agreement and the International Data Transfer Addendum to the European Union Standard Contractual Clauses have also been adopted. With respect to data transfers from the E.U. to the U.S., the European Commission adopted the adequacy decision for the EU-US Data Privacy Framework (the “Framework”), which permits personal data to flow from the E.U. to U.S. companies participating in the Framework. Similarly, the U.K. government adopted an adequacy decision for the U.S., the UK-US Data Bridge, which permits personal data to flow from the U.K. to U.S. companies participating in the Framework and the U.K. Extension. Data transfer mechanisms, however, continue to be challenged, and evolving requirements could cause the Company to incur additional costs, require it to change business practices or affect the manner in which it provides its services.
In Australia, the Privacy Act 1988 (Cth) (“AU Privacy Act”) and associated Australian Privacy Principles (“APPs”) impose additional requirements on organizations that handle personal data by, among other things, requiring organizations to take reasonable steps to ensure that overseas recipients do not breach the APPs in relation to personal data, placing restrictions on direct marketing practices and imposing mandatory data breach reporting. The Privacy and Other Legislation Amendment Bill 2024 implemented the first tranche of legislative amendments to the AU Privacy Act following the completion of a review of the country’s privacy regime initiated in 2020. These amendments include a mandate for the Australian privacy regulator to develop and register a privacy code for children by December 2026, a draft of which was released in March 2026, new transparency requirements for automated decision making that will apply from December 2026 and increased powers for the Office of the Australian Information Commissioner, including the ability to directly issue infringement notices to non-compliant entities. However, the amendments did not address many of the recommendations made as part of the review, and the government has indicated it intends to implement subsequent amendments to introduce further reforms that will expand the scope of Australia’s current data privacy regime to more closely align with other international regimes such as the GDPR. Similar to other jurisdictions, Australian privacy regulators have increased enforcement activity.
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

The interpretation and application of data privacy and security laws are often uncertain and evolving in the U.S. and internationally. Moreover, data privacy and security laws vary between local, state, federal and international jurisdictions and may conflict from jurisdiction to jurisdiction. Regulators in many jurisdictions have increased, and will likely continue to focus on, enforcement activity relating to data privacy and security. The Company continues to monitor pending legislation and regulatory initiatives to ascertain relevance, analyze impact and develop strategic direction surrounding regulatory trends and developments, including any changes required in the Company’s data privacy and security compliance programs.
U.K. Press-Related Regulation
In the U.K., the Press Recognition Panel (the “PRP”) is responsible for approving, overseeing and monitoring new press regulatory bodies. Certain legislation provides that publishers who are not members of a regulator approved by the PRP at the time of events giving rise to a claim may be liable for exemplary damages in certain cases where such damages were not previously awarded.
In September 2014, publications representing the majority of the industry in the U.K., including News UK, entered into binding contracts to form a self-regulatory organization, the Independent Press Standards Organisation, or IPSO. IPSO currently has no plans to apply for recognition from the PRP. IPSO oversees the Editors’ Code of Practice, requires members to implement appropriate internal governance processes and requires self-reporting of any failures, provides a complaints handling service, has the ability to require publications to print corrections and has the power to investigate serious or systemic breaches of the Editors’ Code of Practice and levy fines of up to £1 million. The burdens IPSO imposes on its print media members, including the Company’s newspaper publishing businesses in the U.K., may result in competitive disadvantages versus other forms of media and may increase the costs of regulatory compliance.
In addition to the regulations discussed above, the U.K.’s Digital Markets, Competition and Consumers Act 2024 empowers the Secretary of State for the U.K. to prevent foreign powers, including foreign states, state-owned investors and associated individuals, from gaining control, influence or greater influence over U.K. newspaper enterprises through the direct or indirect ownership of shares or voting control. Regulations adopted in 2025 introduced exceptions to this regime, including by permitting certain state-owned investors to hold, as passive investments, up to 15% of the shares or voting rights in a U.K. newspaper enterprise, subject to notification and other conditions, and extended the regime to online newspapers and periodical news magazines. These regulations may result in, among other things, reduced investment in the U.K. newspaper industry.
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
Intellectual Property
The Company’s intellectual property assets include: copyrights in its digital and print newspapers, books and other content and technologies; trademarks in names and logos; trade names; domain names; proprietary databases and professionally curated information collections maintained and used in its information services and digital real estate services businesses; and licenses of intellectual property rights, including the trademark license for the Realtor.com® website address, as well as the REALTOR® trademark (the “NAR License”). In addition, its intellectual property assets include patents or patent applications for inventions related to its products, business methods and/or services, none of which are material to its financial condition or results of operations. The Company derives value and revenue from its intellectual property assets through, among other things, digital and print newspaper and magazine subscriptions and sales, the sale of subscriptions to its content and information services, content licensing, the operation of websites and other digital properties and the sale, distribution and/or licensing of print and digital books.

The Company devotes significant resources to protecting its intellectual property assets in the U.S., the U.K., the E.U., Australia and other jurisdictions. To protect these assets, the Company relies upon a combination of copyright, trademark, unfair competition, patent, trade secret, database protection and other laws, contract provisions such as restrictions on access and use, license agreements that prohibit unauthorized reproduction or transfer of proprietary data and methodologies and technical measures. However, there can be no assurance of the degree to which these protections will be effective in any given case. For example, under current U.S. copyright law, the selection, coordination and arrangement of data may be protectable, but the underlying factual data may not be. Certain U.K. and Australian database protection laws may provide additional protections for the Company’s databases in those jurisdictions. Unauthorized use, including in the digital environment and as a result of advances in AI, presents a threat to revenues from products and services based on intellectual property. Policing unauthorized use of the Company’s products, services, content, proprietary databases and related intellectual property is often difficult, and the steps taken may not in every case prevent such use. For example, third parties, including AI developers, may scrape, crawl or otherwise exploit the Company’s content, proprietary databases and other intellectual property without authorization. The Company seeks to prevent such unauthorized exploitation through paywalls, bot management and AI crawler blocking tools, opt-out directives and other means, but these measures may not be effective, particularly if AI operators do not adhere to the restrictions. The Company also seeks to limit unauthorized use of its intellectual property by pursuing legal remedies to enforce its intellectual property rights, advocating for appropriate technical standards and legal frameworks, on its own and through industry groups, and enhancing public awareness of the meaning and value of intellectual property and intellectual property laws. However, the application of existing laws and regulations to new technologies, including AI, continues to be unsettled and is changing rapidly, and laws and regulations differ from jurisdiction to jurisdiction. Effective intellectual property protection may also be either unavailable or limited in certain foreign territories. Therefore, the Company engages in efforts to strengthen and update intellectual property protection around the world, including efforts to support the appropriate evolution, and effective enforcement, of intellectual property laws and remedies for infringement.
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
Human Capital
News Corp’s workforce is critical to the creation and delivery of its premium, trusted content and other products and services and a key contributor to the success of the Company. The Company’s human capital management strategy is designed to attract, develop, retain and engage top talent with the experience, perspectives, skills and capabilities needed to achieve the Company’s business objectives, and its workforce capabilities have continued to evolve alongside its strategic priorities. Key focus areas of the Company’s human capital management strategy are described below, and additional information can be found in its Environmental, Social and Governance (“ESG”) Report, available on the Company’s website (which is not incorporated by reference herein). The Compensation Committee of the Board of Directors is responsible for assisting the Board in reviewing and assessing the Company’s risks, opportunities, strategies and policies related to human capital management.
As of June 30, 2026, the Company had approximately 21,700 employees, of whom approximately 7,900 were located in the U.S., 3,900 were located in the U.K. and 5,600 were located in Australia. Of the Company’s employees, approximately 3,300 were represented by various employee unions. The contracts with such unions will expire at various times over the next several years. The Company believes its current relationships with employees are generally good.

Culture and Values
The delivery of quality news, information and entertainment to customers and audiences is a passionate, principled and purposeful enterprise. The Company believes people around the globe turn to News Corp because they trust its dedication to those values and to conducting business with integrity. The Company is mindful that one of its greatest assets is its reputation, and ethical conduct is part of the vision, strategy and fabric of the Company. The Company has established a Compliance Steering Committee that oversees the Company’s global compliance-related policies, protocols and guidance and reports directly to the Board of Directors through the Audit Committee. Performance on ethics and compliance is evaluated in determining whether any reduction to the payout of incentive compensation for executive officers is warranted. In addition, all employees are required to regularly complete training on, and affirm compliance with, News Corp’s Standards of Business Conduct, which set forth the Company’s policy to act respectfully in the workplace, do business ethically and comply with all applicable laws and regulations, and are designed to promote a culture of compliance and legal and ethical awareness throughout the Company. The Standards of Business Conduct are reviewed regularly and approved by the Board of Directors and are complemented by business-unit and topic-specific policies and trainings, including with respect to workplace conduct, conflicts of interest, anti-corruption and anti-bribery and insider trading.
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
Compensation and Benefits
News Corp’s compensation and benefits programs, which vary based on business unit and geographic location, are focused on attracting, retaining and motivating its employees and reflecting the needs and priorities of its global workforce. In addition to competitive salaries, the Company and its businesses have established short- and long-term incentive programs designed to motivate and reward performance against key business objectives and facilitate retention. News Corp also provides a range of retirement and other benefit options designed to meet the needs of its employees, including healthcare benefits and other programs to address physical, mental and emotional well-being, tax-advantaged savings vehicles, financial education, life and disability insurance, paid time off, flexible work arrangements, generous parental leave policies and other caregiving support and a company match for charitable donations and volunteer time.
Training, Development and Engagement
News Corp invests in training and development programs designed to enable its employees to develop the skills and leadership abilities necessary to execute on the Company’s strategy and engage and retain top talent. The Company provides compelling on-the-job learning experiences for its people, encouraging employees to test new ideas and expand their capabilities. It offers workshops, webinars and classes on a variety of topics, access to next generation learning platforms, job-specific training and other continuing education resources. The Company further supports and develops its employees through career planning resources and programs and internal career mobility opportunities that help build and strengthen employee versatility and leadership skills. In addition, the Company and its businesses have implemented programs to support regular performance and talent reviews for employees to highlight their strengths and identify the skills and growth necessary to advance their careers. These programs help the Company develop and invest in the next generation of leadership and represent an important component of its talent pipeline strategy. The Company and its businesses periodically conduct employee engagement surveys or focus groups to better understand the experience, concerns and sentiments of employees and to assess progress on Company workforce initiatives.

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
The Company faces significant competition, including from other providers of information, news, real estate-related and entertainment products and services. See “Business Overview” for more information regarding competition within each of the Company’s segments. This competition continues to intensify as a result of changes in technologies, including developments in AI, platforms and business models and corresponding changes in consumer and customer behavior. For example, the proliferation of content distribution platforms and media channels, as well as AI-generated content, have (i) increased the choices available to consumers for content consumption and the risk of content commoditization and (ii) adversely impacted, and may continue to adversely impact, demand and pricing for the Company’s products and services. Third-party platforms like search engines, social media and AI platforms and digital marketplaces, some of which offer competing products or services, have significant influence over how the Company’s content and other products and services are discovered and displayed. Changes these platforms make to algorithms, ranking methodologies, presentation, placement, user interfaces, access terms or pricing affect the Company’s ability to attract, retain and monetize consumers and compete effectively. As these platforms and other emerging competitors continue to incorporate AI features and launch AI-powered products and services such as chatbots, agents, assistants and enhanced search and recommendation tools, they are changing how users discover and consume content and services, including by retaining users within their own digital ecosystems instead of referring them to the Company’s properties. Increased adoption of these AI-powered tools, products and services, especially those offered by platforms with large embedded audiences, have, and may continue to, reduce traffic to, subscriber demand for, and engagement with, the Company’s digital products and services and harm existing and potential revenue streams. Technological advances, particularly in AI, have reduced barriers to entry by, among other things, increasing the availability of public sources of free or inexpensive information and decreasing the cost to collect, process and package this information. Rapid advancements in AI coding tools may also allow new and existing competitors to create competing offerings quickly and at a lower cost. These developments have, and may continue to, enable additional third parties to compete with the Company’s information products and services and potentially diminish their perceived value.
The Company’s ability to compete depends on many factors, including its ability to:

•differentiate its brands and their associated content and other products and services based on quality, reliability and comprehensiveness and through its marketing and selling efforts;
•respond to new and evolving technologies, business models, distribution channels and platforms, including AI tools, products and services, content distribution platforms, media channels, online retailers and digital marketplaces, some of which have significant scale and leverage;
•develop new products and services and consistently anticipate and respond to consumer and customer needs and preferences, which change frequently and are difficult to predict;
•effectively protect and monetize its intellectual property;
•manage and adapt to changes made by digital platform operators, including the launch of AI-based features, products and services and the shift from referral-based to closed ecosystems, that affect the visibility and accessibility of its content and other products and services (and, in turn, subscriptions, traffic, engagement and advertiser interest), which occur frequently and are outside the Company’s control; and
•continue improving and scaling its data and technology infrastructure.

The Company expects to continue to pursue various strategic initiatives, incorporate new technologies and develop new and enhanced products and services to remain competitive. These include additional licensing arrangements with large platform operators, AI companies and other partners for the use of its content, the continued expansion into different business models and adjacencies, streaming audio partnerships for its books, multi-product digital bundles and other innovative digital news products and experiences. The Company is also developing products and services that incorporate AI solutions to enhance insights and value for consumers and customers and using AI to improve efficiency and productivity internally. The Company has incurred, and expects to continue to incur, significant costs in connection with these efforts, including costs relating to the initiatives referenced above, as well as other costs to acquire, develop, adopt, upgrade and exploit new and existing technologies and attract and retain employees with the necessary knowledge and skills. There can be no assurance any of these efforts will be successful, that they can be implemented in the time period or at the cost the Company expects or that it will realize the anticipated benefits. For example, not all of the Company’s content license agreements have been renewed, and there is no guarantee that existing agreements will be renewed on terms favorable to the Company or at all.
Some of the Company’s current and potential competitors have greater resources, fewer regulatory burdens, better competitive positions in certain areas, greater operating capabilities, greater access to sources of content, data, information, technology (including AI) or other services or strategic relationships, easier access to financing and/or use the Company’s intellectual property without authorization or compensation. These advantages may allow them to develop products or services that compete with, or otherwise supplant, the Company’s products and services, more easily enter its markets or respond more effectively to changes in technology, consumer and customer needs and preferences and market conditions, including by developing new or enhanced products and services or leveraging new technologies, including AI, more quickly or successfully than the Company. Continued consolidation or strategic alliances in certain industries in which the Company operates or otherwise affecting the Company’s businesses may increase these advantages, including through greater scale, financial leverage and/or access to content, data, information, technology (including AI) and other offerings. If the Company is unable to compete successfully, its business, results of operations and financial condition will be adversely affected.
Macroeconomic and Market Conditions and Other Events Outside the Company’s Control May Adversely Affect the Company’s Business.
The Company’s business is subject to risks and uncertainties from events and circumstances outside its control that impact macroeconomic and market conditions or disrupt its business, particularly in the U.S., Australia and the U.K., including economic weakness, uncertainty or volatility, geopolitical tensions, conflicts or wars, government or regulatory policies, natural disasters, severe weather events, political or social unrest, terrorism, pandemics and other health crises or other similar events. Recent political policies and priorities in the U.S. and internationally, including an increase in hostilities and conflicts and tariffs and other trade barriers, have continued to create business and economic uncertainty, renewed inflationary pressures and lowered consumer confidence. These conditions, as well as changes in monetary policy, elevated interest rates, recessionary or stagflation concerns, labor market uncertainty, supply chain disruptions, increased energy and commodity costs and volatile foreign currency exchange rates, have affected, and may in the future adversely affect, the U.S. and global economies and markets and the Company’s business. During fiscal 2026, high home prices and other housing-related costs, low inventory, elevated interest rates and lower levels of consumer confidence continued to adversely impact the U.S. real estate market and the Digital Real Estate Services segment. Recently enacted Australian housing reform legislation may impact listing volumes and the Company’s digital real estate services business in Australia. Economic uncertainty and lower consumer confidence have also contributed to softer consumer spending within the U.S. book publishing industry, which may continue in the near term. These and other events or conditions outside the Company’s control have in the past also resulted in, and could in the future lead to, disruption of the Company’s business, a tightening of, or more limited access to, the credit and capital markets, lower levels of liquidity, increases in the rates of default and bankruptcy, lower consumer net worth and a decline in other markets such as energy and commodities, and could, in turn, lead to a broader, prolonged economic downturn. Such downturns typically result in lower advertising expenditures, lower demand for the Company’s products and services, unfavorable changes in the mix of products and services purchased, pricing pressures, longer sales and payment cycles, higher borrowing costs and decreased ability of third parties to satisfy their obligations to the Company and have adversely affected, and could in the future adversely affect, the Company’s business, results of operations, financial condition and liquidity.

The Company may also be impacted by other events outside its control, such as developments in the industries in which it operates. In the U.S. residential real estate industry, lawsuits and regulatory investigations, as well as pressure from industry participants, have led to changes in established rules and practices. Settlements of class action lawsuits against certain brokerages and franchisors, as well as NAR, resulted in changes to NAR’s rules and practices, including how buyer broker commissions are offered and negotiated. Evolving industry dynamics are shifting some listing inventory away from traditional centralized public MLS databases to private listing networks and alternative digital platforms. The impact of these and any other changes to industry rules and practices that may result from any further litigation, settlements, regulatory scrutiny or market shifts could affect how home buyers and sellers engage with agents and agent commissions, impact the quality or quantity of Move’s listing data and its audience size or reduce the number of leads and other services agents purchase from Move and adversely affect its business and results of operations or require changes to its business model.
The Company’s Businesses Depend on a Single or Limited Number of Suppliers for Certain Products, Services, Data and Information, and Reductions, Interruptions or Other Issues Affecting Their Supply or a Significant Increase in Price Could Have an Adverse Effect on the Company’s Business, Results of Operations and Financial Condition.
The Company’s businesses depend on a single or limited number of third-party suppliers for certain products, services, data and information. The Company relies on Amazon Web Services to supply cloud-based services used in many of the Company’s business activities and Google to provide workspace and other enterprise services. The Company’s products, services and internal tools integrating AI rely on third-party AI platforms, foundation models, cloud-hosted AI services or other vendor-provided technologies. The Company also obtains significant data and information through contractual arrangements with content suppliers, some of which may be competitors. From time to time, suppliers seek to change the fees and other terms of supply arrangements and may terminate existing arrangements, in some cases with short notice, to gain a marketplace advantage. Any consolidation among suppliers would further decrease the number of providers and increase their scale and leverage. Issues affecting the Company’s suppliers, including cybersecurity incidents, data center or systems outages, labor shortages, insufficient capacity and supply chain issues, may reduce, interrupt, or delay the supply of, or cause defects or errors in, the products, services, technologies, data and information on which the Company’s businesses rely. If any key supplier is unable to meet demand or otherwise fails to perform its obligations in a timely manner, the Company’s relationship with key suppliers deteriorates or any of these suppliers breaches or terminates its agreement with the Company, experiences operating or financial difficulties, significantly increases the amount it charges the Company for necessary products, services, technologies, data or information or ceases production or provision, or limits the extent or manner of use, of any significant or necessary product, service, technology, data or information, the Company’s business, results of operations and financial condition may be adversely affected. While the Company will seek alternative sources where possible and/or permissible under applicable agreements, it may not be able to secure these sources quickly and cost-effectively or at all, which could impair its ability to timely deliver its products and services or operate its business.
A Decline in Customer Advertising Expenditures or Other Adverse Changes in the Advertising Ecosystem Could Cause the Company’s Revenues and Operating Results to Decline Significantly.
The Company generates substantial revenues from the sale of advertising, and declines in advertising revenues have had, and could continue to have, an adverse effect on its business, results of operations and financial condition. Consumer preferences for digital content consumption, the increasing number of content consumption choices and different ways of purchasing advertising such as programmatic buying have intensified competition for advertising, increased audience fragmentation and advertising inventory, decreased demand for the Company’s traditional media offerings and their attractiveness to advertisers and reduced rates. Large digital platforms with extensive user data and targeting capabilities command a substantial share of the digital advertising market and are also responsible for a significant amount of traffic to the Company’s digital properties, which drives advertiser spending. Changes made by platform operators, including decreasing referrals, the incorporation of AI engines with different algorithms and changes impacting visibility, occur frequently, are outside the Company’s control and have adversely affected, and could adversely affect, traffic and engagement for the Company’s digital properties and consequently, advertising sales and rates. As the advertising industry evolves in response to AI-driven changes in content discovery and consumption, the Company will need to adapt to new advertising formats, delivery methods, strategies and offerings in order to compete successfully for advertising budgets. Certain large digital platforms control significant technologies such as ad servers on which the Company’s digital advertising operations rely, and interruptions or changes affecting these technologies, including the economic terms, could adversely impact advertising revenues and/or operating costs. Evolving standards for the delivery of digital advertising, the development and implementation of technology, standards, regulations, policies and practices and changing consumer expectations that adversely affect the Company’s ability to deliver, target or measure the effectiveness of its advertising, including reduced support for online tracking technologies, as well as platform and browser requirements, news blocking or bias and new privacy regulations, may also negatively impact digital advertising revenues. There can be no assurance that the Company will be able to successfully navigate the evolving digital advertising market or that its digital advertising revenues will be able to offset declines in advertising revenue from traditional media offerings.
The Company’s advertising revenue is also affected generally by national and local economic and business conditions, which tend to be cyclical, as well as election and other news cycles. During fiscal 2026, factors such as geopolitical tensions and conflicts and elevated interest rates contributed to continued economic uncertainty, reduced spending by advertisers and lower advertising revenues at certain of the Company’s businesses. Other events outside the Company’s control, including inflationary pressures, trade issues, recessionary or stagflation concerns, supply chain disruptions, natural disasters, extreme weather, pandemics and other widespread health crises, political and social unrest or acts of terrorism, have had, and may in the future have, a similar impact. Certain sectors of the economy account for a significant portion of the Company’s advertising revenues, including retail, technology and finance. Declines in the economic prospects of these and other advertisers or the economy in general could alter current or prospective advertisers’ spending priorities, which may further reduce the Company’s overall advertising revenue.
Advertising sales are also dependent on the accurate measurement of demand for the Company’s products and services, and any difficulty or failure in doing so, particularly for digital offerings or across multiple platforms, may adversely impact advertising volume and rates or, in the case of inaccuracies, the Company’s reputation and relationships with advertisers.
The Company’s Reputation, Credibility and Brands are Key Assets and Competitive Advantages, and its Business and Results of Operations May be Affected by How the Company is Perceived.
The Company’s products and services are distributed under some of the world’s most recognizable and respected brands, including The Wall Street Journal and premier news brands in Australia and the U.K., Dow Jones, HarperCollins Publishers, realestate.com.au, Realtor.com® and many others, and the Company believes its success depends on its continued ability to maintain and enhance these brands. The Company’s brands, credibility and reputation could be damaged by incidents that erode consumer and customer trust or a perception that the Company’s products and services, such as its journalism, real estate information, benchmark and pricing services and other data and information, are low quality, unreliable, biased or fail to maintain independence and integrity, including as a result of AI tools misattributing inaccurate or misleading information to the Company. The Company’s brands and reputation may also be impacted by its sustainability and corporate responsibility efforts and disclosures and positions the Company, its businesses or its publications take or do not take on social issues. Various stakeholders, regulators and lawmakers have expressed or pursued different, and sometimes conflicting, views, expectations and/or legislation on ESG-related matters, and the Company may not be able to successfully navigate these divergent viewpoints and/or legislation. Significant negative claims or publicity regarding the Company’s products and services, operations, customer service, management, employees, advertisers and other business partners, business decisions, positions on sustainability and corporate responsibility issues and culture may damage its brands or reputation and result in legal liability, even if such claims are untrue. To the extent the Company’s brands, reputation and credibility are damaged, the Company’s ability to attract and retain consumers, customers, advertisers and employees, as well as the Company’s sales, business opportunities and profitability, could be adversely affected, which could in turn have an adverse impact on its business and results of operations.
Developments in AI, Including the Company’s Use of AI, May Expose it to Certain Risks, Which Could Adversely Affect its Business, Reputation or Financial Results.
The Company is incorporating AI into its business, including developing products and services that integrate AI solutions and for internal productivity purposes. The development of AI-based products and services can be complex and costly, the technology is evolving rapidly and there are challenges associated with achieving desired levels of accuracy, efficiency and reliability. AI algorithms, models and data may have limitations, including biases, errors or the inability to handle certain data types or scenarios. If the Company’s use of AI in its products and services is viewed negatively by customers or the public or it produces content, responses, information, analyses or recommendations that are alleged to be deficient, inaccurate, biased, harmful, discriminatory or otherwise problematic or to violate intellectual property rights, it may negatively impact its brands and reputation and adversely affect its business, and the Company may be subject to legal and regulatory scrutiny and increased litigation. Additionally, if the Company’s products and services that integrate AI solutions fail to operate as anticipated or as well as competing products or services or otherwise do not meet customer needs or if the Company is unable to bring such products or services to market as effectively or with the same speed as its competitors, its competitive position may be harmed and its business and reputation may be adversely impacted. The use of AI may implicate intellectual property, data protection and employment laws and regulations, impact the Company’s ability to protect its data and intellectual property and raise cybersecurity, confidentiality and technical risks. Regulation of AI is evolving rapidly, including the increasing adoption of AI-focused consumer protection and data privacy laws in certain jurisdictions, and the Company’s use of AI will continue to require resources to address changing and disparate regulatory requirements, implement appropriate governance practices and minimize associated risks. The Company’s obligations to comply with the evolving legal and regulatory landscape could limit its ability to incorporate certain AI solutions into its products and services. The use of AI tools may also impact the Company’s relationship with employees and/or result in labor disputes if the tools are viewed as displacing workers. Given that the development, adoption and use of AI technologies continues to evolve rapidly, it is not possible to predict all of the risks related to the use of AI and the impact they may have on the Company.
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
Printing and distribution costs, including the cost of paper, are a significant expense for the Company’s book and newspaper publishing businesses. The price of paper has historically been volatile, and the closure of several newsprint suppliers during fiscal 2026 resulted in an increase in the market price for newsprint. The Company also relies on third-party suppliers for deliveries of paper and on third-party printing and distribution partners to print and distribute its books and newspapers. Factors such as inflationary pressures, higher transportation costs and delays and other supply chain issues, financial pressures, industry trends or economics (including the closure or conversion of newsprint mills and consolidation among suppliers and partners), changes in laws and regulations, such as the E.U.’s Deforestation Regulation, labor shortages or unrest, natural disasters, extreme weather, pandemics and other widespread health crises, tariffs or other changes in trade policy or other circumstances affecting the Company’s paper and other third-party suppliers and print and distribution partners have increased, or could in the future increase, the Company’s printing and distribution costs and lead to disruptions, reduced operations or consolidations within the Company’s printing and distribution supply chains and/or of third-party print sites and/or distribution routes. The Company may not be able to secure alternative providers quickly and cost-effectively, which could disrupt printing and distribution operations or increase the cost of printing and distributing the Company’s books and newspapers. Significant increases in these costs, undersupply or significant disruptions in the supply chain or the Company’s printing and distribution channels have had, and could in the future have, an adverse effect on the Company’s business, results of operations and financial condition.

The Company’s International Operations Expose it to Additional Risks That Could Adversely Affect its Business, Results of Operations and Financial Condition.
A substantial portion of the Company’s revenues are derived outside the U.S., and the Company may continue to expand its international operations. There are risks inherent in doing business internationally and other risks may be heightened, including (1) issues related to staffing and managing international operations, including maintaining the health and safety of its personnel around the world; (2) economic uncertainties and volatility in local markets, including as a result of trade policies, inflationary pressures or a general economic slowdown or recession, and political or social instability; (3) the impact of events in relevant jurisdictions such as geopolitical tensions and conflicts, war, natural disasters, extreme weather, pandemics and other widespread health crises and acts of terrorism; (4) compliance with foreign laws, regulations and policies and potential adverse changes thereto, including with respect to tax regimes, ownership restrictions, restrictions on repatriation of funds and currency exchange, data privacy, intellectual property, competition, AI, consumer protection and labor and employment, as well as U.S. laws affecting the conduct of business in foreign countries; (5) compliance with the Foreign Corrupt Practices Act, the U.K. Bribery Act and other anti-corruption laws and regulations, trade restrictions and economic sanctions; and (6) regulatory or governmental action against the Company’s products, services and personnel such as censorship or other restrictions on access, barring, detention or expulsion of journalists or other employees and other retaliatory actions, which may increase due to geopolitical tensions and conflicts. Events or developments related to these and other risks associated with the Company’s international operations could result in reputational harm and have an adverse impact on the Company’s business, results of operations, financial condition and prospects. Challenges associated with operating globally may increase as the Company expands into geographic areas that it believes represent the highest growth opportunities.
An Inability to Attract and Retain the Right Talent and Cultivate Their Performance Could Adversely Affect the Company’s Business.
The Company’s businesses depend upon the continued efforts, abilities and expertise of its highly qualified people who possess substantial business, technical and operational knowledge. The market for highly skilled people is competitive, and the Company’s ability to attract, retain and motivate these employees depends on a number of factors such as market conditions, labor constraints, competitive pressures on employee wages and benefits, changes in workplace and workforce dynamics and hiring suitable additions or replacements without significant costs or delays. These risks have been, and may in the future be, exacerbated by actions the Company takes from time to time in order to optimize its businesses. Furthermore, as the Company continues to automate processes and integrate AI capabilities into its workflows, it must continuously equip and empower its workforce to adapt to these changing operational environments. The loss of key employees, the failure to attract, retain and motivate other highly qualified people, a failure to effectively upskill talent and manage this organizational change or higher costs associated with these efforts may harm the Company’s business, including the ability to execute its business strategy, and negatively impact its results of operations.
The Company is Subject to Payment Processing Risk Which Could Lead to Adverse Effects on the Company’s Business and Results of Operations.
The Company accepts a variety of different payment methods, including credit and debit cards, prepaid cards, ACH payments and online wallets, as payment for the Company’s products and services and to facilitate payments between third-party users of its platforms such as renters and landlords. The Company relies on internal systems and third-party vendors to process payment. Acceptance and processing of these payment methods are subject to certifications, rules, regulations, industry standards and laws and require payment of interchange and other fees. Increases in payment processing fees, material changes in the payment ecosystem, delays in receiving payments from payment processors, errors in charges, failures to comply with, or changes to, certifications, rules, regulations, industry standards or laws concerning payment processing, loss of payment processing partners and/or disruptions or failures in payment processing systems or payment products could negatively impact the Company’s ability to accept payments or retain customers, result in fines, increased costs, monitoring and reputational harm and adversely impact its results of operations. The Company and its payment processing partners also experience fraudulent use of payment methods and may experience unauthorized access to payment systems, and these efforts are becoming increasingly sophisticated, including from the use of AI tools. If the Company is unable to maintain its fraud and chargeback rates at acceptable levels, card networks may impose fines and additional card authentication requirements or terminate the Company’s ability to process payments. Measures the Company implements to reduce fraud may not be effective and may add friction to the subscription or payment process. The loss of the Company’s ability to process payments via any major payment method would adversely affect its business and results of operations.

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
Labor Disputes May Have an Adverse Effect on the Company’s Business.
In some of the Company’s businesses, it engages the services of employees who are subject to collective bargaining agreements. The Company has experienced, and may in the future experience, labor unrest, including strikes or work slowdowns, in connection with the negotiation of collective bargaining agreements. A significant labor dispute could cause delays in production or other business interruptions, result in higher costs or other unfavorable terms in connection with new collective bargaining agreements and have an adverse effect on the Company’s business, results of operations and reputation, and these risks may be exacerbated by labor constraints and inflationary pressures on employee wages and benefits.
Risks Related to Intellectual Property
Unauthorized Use of the Company’s Content and Other Intellectual Property May Decrease Revenue and Adversely Affect the Company’s Business, Results of Operations and Financial Condition.
The Company’s success depends on its ability to maintain, enforce and monetize the rights in its content and other intellectual property, and unauthorized use of its brands, digital journalism and other content, books, proprietary data and other intellectual property affects their value. Developments in technology, including advancements in AI, the wide availability of higher internet bandwidth and increased computing power, facilitate unauthorized use of the Company’s intellectual property by making it easier to create, access, copy, distribute and exploit unlicensed material on a wide-scale, systematic basis. For example, developments in AI have led to unauthorized scraping, crawling and other exploitation of the Company’s content and other intellectual property, both in the training and grounding of models as well as output retrieved or displayed by AI tools. While the Company seeks to limit the threat of unauthorized use through various means, such activities are difficult to monitor and prevent and these efforts are costly, may in some cases result in the Company’s content being excluded from third-party platforms and are not always successful, particularly as threats emerge and evolve rapidly and infringement efforts become increasingly sophisticated. The proliferation of unauthorized use of the Company’s intellectual property undermines lawful distribution channels and reduces the revenue that the Company could receive from the legitimate sale, licensing and distribution of its content and other intellectual property. Protection of the Company’s intellectual property rights is dependent on the scope and duration of its rights under applicable laws in the U.S. and abroad and the applicability of any legal defenses and/or exceptions to those laws. If those laws are drafted or interpreted in ways that limit the extent or duration of the Company’s rights or make applicable any legal defenses and/or exceptions, including in relation to unauthorized use of the Company’s content by AI developers, or if existing laws are changed or not effectively enforced, the Company’s ability to generate revenue from its intellectual property may decrease, or the cost of obtaining and maintaining rights may increase. Some lower court decisions have found that unlicensed use of copyrighted materials for the training of AI models could, under the specific facts and circumstances presented, constitute “fair use” and therefore not a copyright violation. The application of existing laws and regulations to new technologies, including AI, continues to be unsettled and is changing rapidly, and laws and regulations may differ from jurisdiction to jurisdiction. Legal developments in these areas and the failure of legal and technological protections to evolve appropriately in response to technological advancements could make it more difficult for the Company to adequately protect and monetize its intellectual property, negatively impact its value and further increase the Company’s enforcement costs.

Failure by the Company to Protect its Intellectual Property and Brands, or Infringement Claims by Third Parties, Could Adversely Impact the Company’s Business, Results of Operations and Financial Condition.
The Company’s businesses rely on a combination of trademarks, trade names, copyrights, patents, domain names, trade secrets and other proprietary rights, database protection laws, as well as licenses, confidentiality agreements and other contractual arrangements, to establish, obtain and protect the intellectual property and brand names used in their businesses. The Company believes its intellectual property rights are important to its continued success and its competitive position. However, the Company cannot ensure that these intellectual property rights or those of its licensors (including the NAR License) and suppliers will be enforced or upheld if challenged or that these rights will protect the Company against infringement claims by third parties, and effective intellectual property protection may not be available everywhere the Company operates or its products and services are available. The Company is engaged in litigation to enforce its intellectual property rights and may in the future be required to file additional lawsuits. These and other efforts to protect and enforce the Company’s intellectual property rights are costly, and any failure by the Company or its licensors and suppliers to effectively protect and enforce its or their intellectual property or brands, or any infringement claims by third parties, could adversely impact the Company’s business, results of operations or financial condition. Claims of intellectual property infringement could require the Company to enter into royalty or licensing agreements on unfavorable terms (if such agreements are available at all), require the Company to spend substantial sums to defend against or settle such claims or to satisfy any judgment rendered against it, or cease any further use of the applicable intellectual property, which could in turn require the Company to change its business practices or offerings and limit its ability to compete effectively. Even if the Company believes any such challenges or claims are without merit, they can be time-consuming and costly to defend and divert management’s attention and resources away from its business. In addition, the Company may be contractually required to indemnify other parties against liabilities arising out of any third-party infringement claims.
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
Network and information systems and other technologies used by the Company or used or supplied by third-party providers or partners, including those related to content delivery, network management and cloud-based services (collectively, the “Systems”), are critical to the Company’s business activities and process, store or transmit its proprietary, confidential and sensitive business information, including personal data of its customers and personnel. Events affecting the Systems such as computer compromises, cyber threats and attacks, computer viruses or other destructive or disruptive software, process breakdowns, ransomware and denial of service attacks, malicious social engineering or other malicious activities by individuals (including employees) or state-sponsored or other groups, or any combination of the foregoing, as well as power, telecommunications and internet outages, equipment failure, fire, natural disasters, extreme weather, terrorist activities, war, human or technological error or malfeasance that may affect such Systems, could cause a failure, compromise, breach or interruption of these Systems, adversely impact the confidentiality, integrity or availability of the Systems or information or data processed, stored or transmitted by the Systems, disrupt the Company’s services and business, or otherwise negatively impact its business, results of operations and reputation. Unauthorized parties may also fraudulently induce the Company’s employees or other agents to disclose sensitive or confidential information in order to gain access to the Systems or the Company’s or third parties’ facilities or data. In addition, any “bugs,” errors or other defects in, or the improper implementation of, hardware or software applications the Company develops or procures from third parties could unexpectedly disrupt the Company’s network and information systems or other technologies or compromise information security. System resilience and/or redundancy, and the Company’s disaster recovery and business continuity planning, may not be sufficient to address all potential cyber or other events.

The risks associated with cyberattacks are increasing, particularly as AI use continues to grow and the Company’s digital businesses expand. The number of cyberattacks continues to rise, and such attacks are becoming increasingly more sophisticated, targeted and difficult to detect, mitigate, prevent and remedy, particularly with the evolution of AI capabilities, including those that facilitate the discovery and exploitation of vulnerabilities. A number of factors further heighten cybersecurity risks, such as (1) the high profile nature of the Company’s businesses, (2) geopolitical tensions and conflicts, (3) remote access to Company Systems by employees and contractors, (4) the increasing number of integrations and network connections with third-party providers, customers and partners and (5) access to Systems, products and services by Company personnel, customers and other third parties using personal devices and apps or tools available on such devices, including AI tools. Acquisitions or other transactions could also expose the Company to cybersecurity risks if there are vulnerabilities present in acquired or integrated entities’ systems and technologies. The Company has experienced, and will continue to be subject to, cybersecurity threats. To date, the Company has not determined that any cybersecurity incident has materially affected or is reasonably likely to materially affect the Company. However, there is no assurance that cybersecurity threats or incidents will not have a material adverse effect on the Company. Measures that the Company and its third-party providers or partners have developed and implemented to address risks arising from Systems-related events may not always be successful, particularly given that techniques used to access, disable or degrade service, or sabotage Systems have continued to become more sophisticated and change frequently, and some measures may limit the functionality of or otherwise negatively impact the Company’s products, services and Systems. It is difficult to detect and defend against certain threats and vulnerabilities that can persist over extended periods, and failure by the Company’s third-party providers, customers and partners to notify it of security breaches or other issues relating to their systems or data in a timely manner and with sufficient detail could exacerbate these challenges. The development and maintenance of the Company’s security and resilience measures is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome these measures become more sophisticated. Events affecting the Systems could require significant Company resources to remedy. While the Company maintains cyber risk insurance, this insurance may not be sufficient to cover, or extend to, all costs or damage relating to any cybersecurity incident, and the Company cannot be certain that its current coverage will continue to be available on economically reasonable terms.
A significant failure, compromise, breach, interruption of or other incident affecting the Systems could adversely impact the confidentiality, integrity or availability of the Systems or information or data processed, stored or transmitted by the Systems and result in a disruption of the Company’s operations, including degradation or disruption of service, equipment damage, customer, audience or advertiser dissatisfaction, damage to its reputation or brands, regulatory investigations and enforcement actions, lawsuits, fines, penalties and other payments, response, recovery and remediation costs, a loss of or inability to attract new customers, audience, advertisers or business partners or loss of revenues and other financial losses. Any such event that results in loss, improper access to or disclosure of information processed, stored or transmitted by the Systems, including financial, personal and credit card data, as well as confidential and proprietary information relating to personnel, customers, vendors and the Company’s business, including its intellectual property, could subject the Company to liability under relevant contractual obligations and laws and regulations protecting personal data and privacy, as well as private individual or class action lawsuits or regulatory enforcement actions. The Company may also be required to make public disclosures or notify certain governmental agencies and/or regulators and affected individuals about any actual or perceived data security breach within strict time periods and at significant cost. In addition, it may take considerable time for the Company to investigate and evaluate the full impact of cybersecurity incidents, particularly for sophisticated attacks. As a result, the Company may not be able to promptly provide full and reliable information about the incident to its regulators, vendors, customers and the public. Media or other reports of actual or perceived security vulnerabilities in any Systems could also adversely impact the Company’s brand and reputation and materially affect its business, results of operations and financial condition.

Failure to Comply with Complex and Evolving Laws and Regulations, Industry Standards and Contractual Obligations Regarding Privacy, Data Use and Data Protection Could Have an Adverse Effect on the Company’s Business, Results of Operations and Financial Condition.
In the course of its business, the Company collects, stores, uses, processes and transmits personal data from consumers, customers, employees and other sources. Certain of the Company’s information services businesses also use content that includes personal data from public and government records, other publicly available information and media. As a result, the Company and its activities are subject to various and increasing U.S. federal, state and local and international laws and regulations governing the collection, use, sharing and transfer, storage and retention of personal data, as well as multiple emerging laws and regulations pertaining to data security, which have implications for a number of its business practices. Examples include the E.U.’s GDPR and the UK GDPR, each of which regulates personal data processing throughout the E.U. and the U.K., respectively, and provides significant penalties for non-compliance, as well as U.S. federal data privacy laws, and a significant and growing number of state and local laws. State data privacy laws, in particular, establish certain transparency rules, put greater restrictions on the collection, use and disclosure of personal information of their respective state residents and provide such residents with certain rights regarding their personal information. See “Governmental Regulation—Data Privacy and Security Regulation” for more information. These laws and regulations are increasingly complex and continue to evolve, and substantial uncertainty surrounds their scope and application. Moreover, data privacy and security laws often conflict from jurisdiction to jurisdiction. Complying with these laws and regulations is costly and resource-intensive and, from time to time, requires the Company to change its business practices or limit or restrict aspects of its business in a manner adverse to its operations, including by restricting the collection, use and/or disclosure of information for targeted advertising, use in certain products and services or for pricing and other purposes. The Company’s failure to comply, even if inadvertent or in good faith, or as a result of a compromise, breach or interruption of the Company’s systems by a third party, could result in exposure to enforcement by U.S. federal, state or local or foreign governments or private parties and the payment of significant penalties, notification and remediation costs, loss of customers, as well as significant negative publicity and reputational damage, especially as regulators are increasingly focused on consumer privacy and enforcement efforts, particularly in connection with services directed to children, targeted advertising and consent practices. The Company may also be subject to liability under relevant contractual obligations and has expended, and may in the future expend, resources to defend, remedy or address any claims.
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
As of June 30, 2026, News Corp had $2.0 billion of total outstanding indebtedness, and it and its non-wholly owned subsidiary REA Group (together with News Corp, the “Debtors”) had approximately $1.1 billion of undrawn commitments, in the aggregate. The indebtedness of the Debtors and the terms of their financing arrangements could: (1) limit their ability to obtain additional financing in the future; (2) make it more difficult for them to satisfy their obligations under the terms of their financing arrangements, including the provisions of any relevant debt instruments, credit agreements, indentures and similar or associated documents (collectively, the “Debt Documents”); (3) limit their ability to refinance their indebtedness on terms acceptable to them or at all; (4) limit their flexibility to plan for and adjust to changing business and market conditions in the industries in which they operate and increase their vulnerability to general adverse economic and industry conditions; (5) require them to dedicate a substantial portion of their cash flow to interest and principal payments on their debt, thereby limiting the availability of their cash flow to fund future investments, capital expenditures, working capital, business activities, acquisitions and other general corporate requirements; (6) subject them to higher levels of indebtedness than their competitors, which may cause a competitive disadvantage and may reduce their flexibility in responding to increased competition; and (7) in the case of the Company’s fixed rate indebtedness, which includes prepayment penalties, diminish the Company’s ability to benefit from any future decrease in interest rates.
The ability of the Debtors to satisfy their debt service obligations (including any repurchase obligations upon a change in control) and to fund other cash needs will depend on the Debtors’ future performance and other factors such as changes in interest rates affecting the Debtors’ variable rate indebtedness. Although the Company has hedged a portion of its interest rate exposure, there can be no assurance that it will be able to continue to do so at a reasonable cost or at all, or that there will not be a default by any of the counterparties. If the Debtors do not generate enough cash to pay their debt service obligations and fund their other cash requirements, they may be required to restructure or refinance all or part of their existing debt, sell assets, borrow more money or raise additional equity, any or all of which may not be available on reasonable terms or at all. The Company and its subsidiaries may also be able to incur substantial additional indebtedness in the future, which could exacerbate the effects described above and elsewhere in this “Item 1A. Risk Factors.”

In addition, the Debtors’ outstanding Debt Documents contain financial and operating covenants that may limit their operational and financial flexibility. These covenants include compliance with, or maintenance of, certain financial tests and ratios and may, depending on the applicable Debtor and subject to certain exceptions, restrict or prohibit such Debtor and/or its subsidiaries from, among other things, incurring or guaranteeing debt, undertaking certain transactions (including certain investments and acquisitions), disposing of certain properties or assets (including subsidiary stock), merging or consolidating with any other person, making financial accommodation available, entering into certain other financing arrangements, creating or permitting certain liens, entering into financial arrangements with certain subsidiaries, making repayments of certain other loans, undergoing fundamental business changes and/or paying dividends or making other restricted payments and investments. Various risks, uncertainties and events could affect the Debtors’ ability to comply with these restrictions and covenants. In the event any of these covenants are breached and such breach results in a default under any Debt Documents, the lenders or noteholders, as applicable, may accelerate the maturity of the indebtedness under the applicable Debt Documents, which could result in a cross-default under other outstanding Debt Documents and could have a material adverse impact on the Company’s business, results of operations and financial condition.
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
The Company Could Suffer Losses Due to Asset Impairment and Restructuring Charges.
As a result of changes in the Company’s industry and market conditions, the Company has recognized, and may in the future recognize, impairment charges for write-downs of goodwill, intangible assets, investments and other long-lived assets, as well as restructuring charges relating to the reorganization of its businesses, which negatively impact the Company’s results of operations and, in the case of cash restructuring charges, its financial condition. See Notes 5, 7 and 8 in the accompanying Consolidated Financial Statements for more information. For instance, any significant shortfall, now or in the future, in subscribers, advertising revenue and/or consumer acceptance of its products could lead to a downward revision in the fair value of certain reporting units. Any downward revisions in the fair value of a reporting unit, indefinite-lived intangible assets, investments or other long-lived assets could result in impairments for which non-cash charges would be required, and any such charge could be material to the Company’s reported results of operations. The Company may also incur restructuring charges to realign its resources in response to significant shortfalls in revenue or other adverse trends. Any impairments and restructuring charges may also negatively impact the Company’s taxes, including its ability to realize its deferred tax assets and deduct certain interest costs.
The Company Could Be Subject to Significant Additional Tax Liabilities, Which Could Adversely Affect its Operating Results and Financial Condition.
As a U.S.-based multinational business, the Company is subject to taxation in U.S. and numerous non-U.S. jurisdictions, including Australia and the U.K. The Company’s effective tax rate is impacted by the tax laws, treaties, regulations, practices and interpretations in the jurisdictions in which it operates and may fluctuate significantly from period to period depending on, among other things, the geographic mix of the Company’s profits and losses, changes in tax laws, treaties and regulations or their application and interpretation, the outcome of tax audits and changes in valuation allowances associated with the Company’s deferred tax assets. Changes to enacted tax laws could have an adverse impact on the Company’s future tax rate and increase its tax provision. The Company may be required to record additional valuation allowances if, among other things, changes in tax laws or adverse economic conditions negatively impact the Company’s ability to realize its deferred tax assets. Evaluating and estimating the Company’s tax provision, current and deferred tax assets and liabilities and other tax accruals requires significant management judgment, and there are often transactions for which the ultimate tax determination is uncertain.

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
The Company’s activities are subject to laws and regulations in numerous jurisdictions around the world, including with respect to antitrust, tax, data privacy and security, intellectual property, employment, defamation or libel, consumer protection and other matters. In addition to the broad legal and regulatory requirements that apply to its business generally, specific areas of the Company’s operations are subject to specialized regulatory regimes. See “—Benchmark Regulation,” “—U.K. Press-Related Regulation” and “—U.K. Radio Broadcasting and On-Demand Services Regulation” under “Governmental Regulation” for more information. The introduction of new laws and regulations in countries where the Company’s products and services are produced or distributed, and changes in existing laws and regulations in those countries or the interpretation or enforcement thereof, have increased its compliance risk and could have a negative impact on its interests. Expanding regulation of digital services and related business practices and scrutiny and enforcement by consumer protection authorities may impose restrictions on the Company’s digital consumer platforms and data-driven initiatives, including with respect to pricing and subscription practices. A number of laws and regulations, reporting requirements and policies relating to ESG matters have been adopted in the U.S. and internationally. Laws and regulations governing new or evolving technologies, including AI, are also developing and remain unsettled, and legal and regulatory developments in this area could impact the Company’s business. See “Developments in AI, Including the Company’s Use of AI, May Expose it to Certain Risks, Which Could Adversely Affect its Business, Reputation or Financial Results.” Laws and regulations, including those related to ESG matters, may vary between local, state, federal and international jurisdictions and sometimes conflict, and the interpretation and enforcement of those laws and regulations may be inconsistent and unpredictable. Many of these laws and regulations, particularly those relating to new or evolving technologies (such as AI), pricing algorithms or ESG matters, are complex, technical and changing rapidly. The Company may incur substantial costs or be required to modify its business practices, implement new reporting processes and devote substantial management attention in order to comply with applicable laws and regulations and could incur substantial penalties or other liabilities and reputational damage in the event of any failure to comply, including as a result of conflicting requirements.
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
The Company cannot predict the prices at which its common stock may trade. The market price of the Company’s common stock may fluctuate significantly, depending upon many factors, some of which may be beyond its control, including: (1) the Company’s quarterly or annual earnings, or those of other companies in its industry; (2) actual or anticipated fluctuations in the Company’s operating results; (3) success or failure of the Company’s business strategy; (4) the Company’s ability to obtain financing as needed; (5) changes in accounting standards, policies, guidance, interpretations or principles; (6) changes in laws and regulations affecting the Company’s business or interpretations thereof; (7) announcements by the Company or its competitors of significant new business developments or the addition or loss of significant customers; (8) announcements by the Company or its competitors of significant acquisitions or dispositions; (9) technological developments and disruptions, including evolving AI capabilities and the announcement of new AI tools and services; (10) changes in earnings estimates by securities analysts or the Company’s ability to meet its earnings guidance, if any; (11) the operating and stock price performance of other comparable companies; (12) investor perception of the Company and the industries in which it operates; (13) results from material litigation or governmental investigations; (14) sales of additional shares, or the perception of future sales, by the Company or any significant stockholders; (15) changes in capital gains taxes and taxes on dividends affecting stockholders; (16) overall market fluctuations, general economic conditions, such as inflationary pressures or a general economic slowdown or recession, the imposition of tariffs or other changes in trade policy and other external factors, including pandemics, geopolitical tensions or conflicts, war and terrorism; and (17) changes in the amounts and frequency of dividends or stock repurchases, if any.
Certain of the Company’s Directors and Significant Stockholders May Have Actual or Potential Conflicts of Interest Because of Their Equity Ownership in Fox Corporation (“FOX”) and/or Because They Also Serve as Officers and/or on the Board of Directors of FOX, Which May Result in the Diversion of Certain Corporate Opportunities to FOX.
Certain of the Company’s directors and significant stockholders own shares of FOX’s common stock, and the individual holdings may be significant for some of these individuals compared to their total assets. In addition, the Company’s Chair, Lachlan K. Murdoch, also serves as Executive Chair and Chief Executive Officer of FOX. This ownership or service to both companies may create, or give the appearance of, conflicts of interest when faced with decisions that could have different implications for the Company and FOX. For example, potential conflicts of interest could arise in connection with the resolution of any dispute that may arise between the Company and FOX regarding the terms of the agreements governing the indemnification of certain matters. In addition to any other arrangements that the Company and FOX may agree to implement, the Company and FOX agreed that officers and directors who serve at both companies will recuse themselves from decisions where conflicts arise due to their positions at both companies.
The Company’s Amended and Restated By-laws acknowledge that the Company’s directors and officers, as well as certain of its stockholders, including K. Rupert Murdoch, certain members of his family and certain family trusts (so long as such persons continue to own, in the aggregate, 10% or more of the voting stock of each of the Company and FOX), each of which is referred to as a covered stockholder, are or may become stockholders, directors, officers, employees or agents of FOX and certain of its affiliates. The Company’s Amended and Restated By-laws provide that any such overlapping person will not be liable to the Company, or to any of its stockholders, for breach of any fiduciary duty that would otherwise exist because such individual directs a corporate opportunity (other than certain types of restricted business opportunities set forth in the Company’s Amended and Restated By-laws) to FOX instead of the Company. This could result in an overlapping person submitting any corporate opportunities other than restricted business opportunities to FOX instead of the Company.
Certain Provisions of the Company’s Restated Certificate of Incorporation and Amended and Restated By-laws and the Ownership of the Company’s Common Stock by LGC Holdco, LLC (“LGC Holdco”) May Discourage Takeovers, and the Concentration of Ownership Will Affect the Voting Results of Matters Submitted for Stockholder Approval.
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
In addition, all of the shares of Class A Common Stock and the majority of the shares of Class B Common Stock formerly held by the Murdoch Family Trust were transferred to LGC Holdco, a Delaware limited liability company owned by certain Murdoch family trusts (collectively, the “LGC Family Trusts”). LGC Holdco beneficially owns less than one percent of the Company’s outstanding Class A Common Stock and approximately 34.52% of the Company’s Class B Common Stock as of June 30, 2026. The voting and disposition of the shares of Class A Common Stock and Class B Common Stock held by LGC Holdco is, subject to certain limited exceptions, decided solely by a managing director of LGC Holdco’s sole manager who is appointed, and may be replaced, by Lachlan K. Murdoch. As a result, Lachlan K. Murdoch may be deemed to be the beneficial owner of the shares owned by LGC Holdco. Lachlan K. Murdoch, however, disclaims beneficial ownership of such shares. This ownership concentration of Class B Common Stock and associated concentration of voting power could discourage third parties from making proposals involving an acquisition of the Company. Additionally, such ownership concentration increases the likelihood that proposals submitted for stockholder approval that are supported by LGC Holdco will be adopted and proposals that are not supported by LGC Holdco will not be adopted, whether or not such proposals to stockholders are also supported by the other holders of Class B Common Stock. LGC Holdco’s interests may be different from, or conflict with, the interests of the Company’s other stockholders and, as a result, this concentration of ownership may have the effect of delaying, preventing or deterring a change in control of the Company and may negatively affect the market price of its common stock.
The Company’s Board of Directors has authorized a $1 billion stock repurchase program for the Company’s Class A and Class B Common Stock, which has increased and could in the future further increase the percentage of Class B Common Stock held by LGC Holdco. The Company has entered into a stockholders agreement with LGC Holdco and the LGC Family Trusts pursuant to which the parties have agreed not to take actions that would result in LGC Holdco and the LGC Family Trusts owning, collectively with K. Rupert Murdoch, Lachlan K. Murdoch, Grace Murdoch and Chloe Murdoch (the “Murdoch Individuals”), more than 44% of the outstanding voting power of the shares of Class B Common Stock (the “Ownership Threshold”). LGC Holdco and the LGC Family Trusts would forfeit votes to the extent necessary to ensure that they and the Murdoch Individuals collectively do not exceed the Ownership Threshold, except where a Murdoch Individual votes his or her own shares differently from the others on any matter.
ITEM 1B. UNRESOLVED STAFF COMMENTS
None.

ITEM 1C. CYBERSECURITY
Risk Management and Strategy
As a high-profile global media and information services company with a wide array of digital products and services, the Company is subject to risks associated with cybersecurity threats. The Company has developed and implemented a cybersecurity program designed to manage these threats, including the assessment, identification and management of cybersecurity risks, and related protection, response, mitigation and recovery efforts. The program is overseen and monitored by its Cybersecurity Office, a dedicated internal global cybersecurity organization led by the Company’s Chief Information Security Officer (“CISO”), who reports directly to the Company’s Chief Technology Officer (“CTO”). The Cybersecurity Office also includes designated Business Information Security Officers at the Company’s business units. The Company’s cybersecurity program is informed in part by the National Institute of Standards and Technology (“NIST”) Cybersecurity Framework and leverages a defense-in-depth approach to managing cybersecurity risk. The governance, principles and framework for the program are set forth in the Company’s Global Cybersecurity Governance Principles Framework and are complemented by a set of global cybersecurity policies designed to promote secure cyber and data practices among Company personnel. The Company reinforces a culture of secure behavior through annual cybersecurity and privacy awareness training, quarterly phishing exercises and regular delivery of other security awareness content via an online training system, steering committees, newsletters, departmental meetings and periodic campaigns, as well as specialized secure development training for product development teams. In addition, the Company employs various technical measures and processes to address the cybersecurity threats it faces, which may include reporting, monitoring and alert tools, identity and access management, multi-factor authentication, data and network encryption, endpoint detection and response, email, application and cloud security tools, vulnerability scanning tools, threat intelligence monitoring and application resilience measures, as well as threat modeling, architecture design reviews and code reviews performed by its product security team.
The Company maintains a cybersecurity incident response policy, plan and standard, which in conjunction with the above measures, are designed to facilitate detection, analysis, containment, remediation and recovery from cybersecurity incidents and set forth processes to manage, escalate and, as appropriate, report such incidents based on their potential impact to the Company. The Company also undertakes disaster recovery and business continuity planning and maintains certain system redundancies to limit the impact of cybersecurity and other events, but there can be no assurance that these efforts will be successful. The Company conducts periodic testing and assessments of its cybersecurity program, both through internal security personnel and third-party firms. The Company engages consultants and other independent third parties to periodically perform internal and external penetration testing, security audits, incident response readiness exercises and assessments of the Company’s cybersecurity risk management practices, including an evaluation of the Company’s cybersecurity program maturity based on the NIST Cybersecurity Framework approximately every three years. The Company may also consult with external legal counsel, third-party experts and other advisors in connection with incident response and recovery efforts and forensic investigations.
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
Although the Company dedicates significant resources and efforts to protect against cybersecurity risks, the Company has experienced, and expects to continue to be subject to, cybersecurity threats. To date, the Company has not determined that any cybersecurity incident has materially affected or is reasonably likely to materially affect the Company, including its business strategy, results of operations or financial condition. However, the Company continues to face cybersecurity risks such as those described in “Item 1A. Risk Factors” in this Annual Report on Form 10-K, and there can be no assurance that cybersecurity threats or incidents will not have a material adverse effect on the Company. While the Company maintains cyber risk insurance, such insurance may not be sufficient to cover all losses from cybersecurity incidents.

Governance
News Corp’s Board of Directors oversees the Company’s processes for identifying, assessing and managing significant risks facing the Company, and each of the Board’s standing committees assists the Board within the areas delegated to that committee. The Board of Directors has delegated to the Audit Committee primary responsibility for overseeing risks related to cybersecurity, including reviewing with management the Company’s major cyber-related risk exposures and the steps that have been taken to monitor and control such exposures. The Audit Committee generally receives reports at least quarterly from the CTO and CISO on the Company’s cybersecurity program covering various topics, including the overall cybersecurity environment, a review of the threat landscape and key cyber risks, incident reporting and updates on the cybersecurity program and initiatives designed to minimize the risks associated with cybersecurity threats, and updates the Board of Directors as appropriate.
Management is responsible for identifying, assessing and managing material cybersecurity risks on a day-to-day basis. The Company’s Global Cybersecurity Steering Committee, comprised of the CTO, CISO and representatives from internal audit, legal, finance, privacy and human resources, is responsible for overseeing the Company’s cybersecurity controls and generally meets on a quarterly basis. The Company’s Cybersecurity Office, led by the CISO, is responsible for developing and implementing cybersecurity policies and procedures and identifying potential risks across the Company and includes dedicated cybersecurity personnel at the Company’s business units. The Company’s CTO assumed his position in June 2025 after serving in various leadership and technology roles at the Company’s subsidiary News Corp Australia since 2012, including as CTO from 2020. He has extensive experience in information technology infrastructure and risk management, digital media and the management of digital networks. The Company’s CISO has been in his position since December 2024 after serving in various leadership and information security roles at the Company since 2021. He has over two decades of industry experience in cybersecurity, information governance and risk management at large media and technology companies. As part of the Company’s cybersecurity program, described above, the CISO is informed about and monitors the Company’s prevention, detection, response, mitigation and remediation efforts related to cybersecurity threats through regular communication and reporting from the Company’s cybersecurity team. The CISO works closely with representatives from the Company’s legal group, including to oversee compliance with legal, regulatory and contractual security requirements. The CISO provides regular updates to the CTO and the Global Cybersecurity Steering Committee and to other members of executive management, as appropriate. The Company’s reporting framework also includes its incident response policy, plan and standard and other policies and processes which set forth specific procedures for internal and external reporting in the event of a cybersecurity incident, including notification to the Audit Committee or the Board of Directors, as appropriate.
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
United States
The Company leases office space at 1211 Avenue of the Americas, New York, New York for its corporate headquarters and the executive and editorial offices of Dow Jones and the New York Post. The Company also leases space in various other locations in the U.S., including for office space, warehousing and information technology infrastructure, which primarily supports the Company’s corporate operations and those of Dow Jones, HarperCollins and Move.
Europe
The Company leases office space at The News Building, 1 London Bridge Street, London, England for the headquarters and editorial offices of the London operations of News UK, Dow Jones and HarperCollins and the broadcast studios for the Company’s U.K. radio stations. The Company also leases space in various other locations throughout Europe, including for office space and warehousing, which primarily supports the operations of its U.K. newspapers, HarperCollins and Dow Jones. The Company owns interests in publishing and printing facilities in England and Scotland, which are leased to its joint venture with DMG Media.

Australia and Asia
The Company owns office space at 2 Holt Street, Sydney, Australia, which houses the headquarters of News Corp Australia, printing and publishing operations for The Australian, The Daily Telegraph and The Sunday Telegraph and broadcast studios for News24. The Company also leases space in various other locations in Australia and Asia, including for office space and printing, and owns a print center and office building in Adelaide, Australia. These properties primarily support the operations of News Corp Australia, REA Group and Dow Jones.
ITEM 3. LEGAL PROCEEDINGS
See Note 16—Commitments and Contingencies in the accompanying Consolidated Financial Statements.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
News Corporation’s Class A Common Stock and Class B Common Stock are listed and traded on The Nasdaq Global Select Market (“Nasdaq”), its principal market, under the symbols “NWSA” and “NWS,” respectively. CHESS Depositary Interests (“CDIs”) representing the Company’s Class A Common Stock and Class B Common Stock are listed and traded on the Australian Securities Exchange (“ASX”) under the symbols “NWSLV” and “NWS,” respectively. As of July 31, 2026, there were approximately 11,600 holders of record of shares of Class A Common Stock and 300 holders of record of shares of Class B Common Stock.
Dividends
For information regarding dividends, see Note 12—Stockholders’ Equity in the accompanying Consolidated Financial Statements.
Issuer Purchases of Equity Securities
On September 22, 2021, the Company announced a stock repurchase program authorizing the Company to purchase up to $1 billion in the aggregate of the Company’s outstanding Class A Common Stock and Class B Common Stock (the “2021 Repurchase Program”), which was completed during the fiscal year ended June 30, 2026. On July 15, 2025, the Company announced a new stock repurchase program authorizing the Company to purchase up to $1 billion in the aggregate of the Company’s outstanding Class A Common Stock and Class B Common Stock (the “2025 Repurchase Program” and, together with the 2021 Repurchase Program, the “Stock Repurchase Programs”), which was in addition to the remaining authorized amount under the 2021 Repurchase Program at that time.
The manner, timing, number and share price of any repurchases will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market conditions, applicable securities laws, alternative investment opportunities and other factors. As of June 30, 2026, there was no authorized amount remaining under the 2021 Repurchase Program, and the remaining authorized amount under the 2025 Repurchase Program was approximately $667 million. The 2025 Repurchase Program has no time limit and may be modified, suspended or discontinued at any time.
The following table summarizes the shares repurchased and subsequently retired under the Stock Repurchase Programs and the related consideration paid, excluding associated taxes, fees, commissions or other costs, during the fiscal years ended June 30, 2026, 2025 and 2024:

	For the fiscal years ended June 30,
	2026		2025		2024
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions)
Class A Common Stock	16.2	$423	3.5	$97	3.4	$79
Class B Common Stock	7.5	220	1.8	53	1.6	38
Total	23.7	$643	5.3	$150	5.0	$117

The following table details the Company’s monthly share repurchases during the three months ended June 30, 2026:

	Total Number of Shares Purchased(a)		Average Price Paid Per Share(b)		Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Program(b)
	Class A	Class B	Class A	Class B
	(in millions, except per share amounts)
March 30, 2026 - April 26, 2026	1.5	0.7	$25.24	$29.00	2.2	$792
April 27, 2026 - May 31, 2026	1.7	0.8	$26.28	$30.21	2.5	$724
June 1, 2026 - June 28, 2026	1.4	0.8	$26.05	$29.61	2.2	$667
Total	4.6	2.3	$25.87	$29.61	6.9
(a)The Company has not made any repurchases of Common Stock other than in connection with the publicly announced 2025 Repurchase Program described above.
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
The following discussion and analysis omits discussion of fiscal 2024. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025 for a discussion of fiscal 2024.
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
Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:
•Overview of the Company’s Businesses—This section provides a general description of the Company’s businesses, as well as developments that occurred during the fiscal years ended June 30, 2026 and 2025 and through the date of this filing that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.
•Results of Operations—This section provides an analysis of the Company’s results of operations for the fiscal years ended June 30, 2026 and 2025. This analysis is presented on both a consolidated basis and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed. The Company maintains a 52-53 week fiscal year ending on the Sunday closest to June 30 in each year. Fiscal 2026 and 2025 each included 52 weeks.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the fiscal years ended June 30, 2026 and 2025, as well as a discussion of the Company’s financial arrangements and outstanding commitments, both firm and contingent, that existed as of June 30, 2026.
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

OVERVIEW OF THE COMPANY’S BUSINESSES
The Company manages and reports its businesses in the following five segments:
•Dow Jones—The Dow Jones segment consists of Dow Jones, a global provider of news, data and business information whose products target individual consumers and enterprise customers and are distributed through a variety of media channels including websites, mobile apps, newspapers, newswires, newsletters, magazines, proprietary databases, live journalism, video and podcasts. Dow Jones’s news products include premier brands such as The Wall Street Journal, Barron’s, MarketWatch and Investor’s Business Daily. Dow Jones’s professional information products, which target enterprise customers, include Dow Jones Risk & Compliance, a leading provider of data and other solutions to help customers identify and manage regulatory, corporate, geopolitical, security and reputational risk with tools focused on financial crime, sanctions, trade and other risks and compliance requirements, Dow Jones Energy, a leading provider of pricing data, news, insights, analysis and other information for energy commodities and key base chemicals, Factiva, a leading provider of global business content, and Dow Jones Newswires, which distributes real-time business news, information and analysis to financial professionals and investors.
•Digital Real Estate Services—The Digital Real Estate Services segment consists of the Company’s 62.0% interest in REA Group and 80% interest in Move. The remaining 20% interest in Move is held by REA Group. REA Group is a market-leading digital media business specializing in property and is listed on the Australian Securities Exchange (“ASX”) (ASX: REA). REA Group advertises property and property-related services on its websites and mobile apps, including Australia’s leading residential, commercial and share property websites, realestate.com.au, realcommercial.com.au and Flatmates.com.au, and property portals in India. In addition, REA Group provides financial services through a digital property search and financing experience, a mortgage broking offering and property-related data services to the financial sector.
Move is a leading provider of digital real estate services in the U.S. and primarily operates Realtor.com®, a premier real estate information, advertising and services platform. Move offers real estate advertising solutions to agents and brokers, including its RealPRO SelectSM, ConnectionsSM Plus and Listing Toolkit products as well as its referral-based services, including RealChoiceTM Selling. Move also offers Realtor.com®+TM, its collaborative home search platform that helps real estate professionals and consumers connect, as well as online tools and services to do-it-yourself landlords and tenants.
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
•News Media—The News Media segment consists primarily of News Corp Australia, News UK and the New York Post and includes The Australian, The Daily Telegraph, Herald Sun, The Courier Mail, The Advertiser and the news.com.au website in Australia, The Times, The Sunday Times, The Sun, The Sun on Sunday and thesun.co.uk in the U.K. and the-sun.com in the U.S. This segment also includes News Broadcasting (formerly Wireless Group), operator of talkSPORT, the leading sports radio network in the U.K., and Australian News Channel, which operates the News24 network (formerly Sky News Australia), Australia’s 24-hour multi-channel, multi-platform news service.
•Other—The Other segment consists primarily of general corporate overhead expenses, strategy costs and costs related to the U.K. Newspaper Matters (as defined in Note 16—Commitments and Contingencies to the Consolidated Financial Statements).

Dow Jones
The Dow Jones segment’s products target individual consumers and enterprise customers. Revenue from the Dow Jones segment’s news products is derived primarily from circulation, which includes individual consumer and enterprise customer subscriptions and single-copy sales of its digital and print news products, the sale of digital and print advertising, licensing fees for its print and digital content and participation fees for its live journalism events. Circulation revenues are dependent on the content of the Dow Jones segment’s news products, prices of its and/or competitors’ products, the usefulness and popularity of its digital products, as well as promotional activities and news cycles. Advertising revenue is dependent on a number of factors, including demand for the Dow Jones segment’s news products, general economic and business conditions, demographics of the customer base, advertising rates and effectiveness and brand strength and reputation. Advertising revenues are also subject to seasonality, with revenues typically highest in the Company’s second fiscal quarter due to the end-of-year holiday season. In addition, print product sales face challenges from alternative media formats and shifting consumer preferences, which have adversely affected, and are expected to continue to adversely affect, both print circulation and advertising revenues. Advertising, in particular, has been impacted by the shift in spending from print to digital, which has increased advertising choices and formats, resulting in audience fragmentation and increased competition. Technologies, standards, regulations, policies and practices have also been and will continue to be developed and implemented that make it more difficult to target and measure the effectiveness of digital advertising, which may impact rates or revenues. As a multi-platform news provider, the Dow Jones segment seeks to maximize revenues from a variety of media formats and platforms, including leveraging its content through licensing arrangements with third-party platforms, developing new advertising models and growing its live journalism events business, and continues to invest in its digital and other products, which represent a substantial majority of the revenues for its news products. Technological developments provide continued opportunities for the Dow Jones segment to make its content available to a new audience of readers, cultivate new revenue streams, introduce new or different pricing schemes and develop its products to continue to attract advertisers and/or affect the relationship between content providers and their consumers and customers. Unauthorized use, including in the digital environment and as a result of developments in artificial intelligence (“AI”), presents a threat to revenues from products and services based on intellectual property. Additionally, the legal and regulatory landscape continues to change rapidly and may impact the Dow Jones segment’s ability to protect its intellectual property, execute its data-driven initiatives and engage in certain pricing and other business practices.
The Dow Jones segment’s news products compete for consumers and customers, audience and advertising with other local and national news and editorial content providers, web and app-based media, news aggregators, customized news feeds, search engines, AI platforms, products and services, blogs, magazines, investment tools, social media sources, podcasts and event producers, as well as other media such as television, radio stations and outdoor displays. As a result of rapidly changing and evolving technologies (including continued developments in AI and AI-enabled tools), distribution platforms and business models, and corresponding changes in consumer behavior, the news products continue to face increasing competition for both circulation and advertising revenue, including from a variety of alternative news and information sources, programmatic advertising buying channels and AI platforms, products and services and other emerging technology platforms.
Operating expenses for the news products business include costs related to editorial, paper, production, distribution, third-party printing and commissions. Selling, general and administrative expenses include promotional expenses, salaries, employee benefits, rent and other routine overhead. The costs associated with printing and distributing newspapers, including paper prices and delivery costs, are key operating expenses whose fluctuations can have a material effect on the results of the Dow Jones segment’s news products business. This business is affected by the cyclical changes in the price of paper and other factors that may affect paper prices, including, among other things, inflation, supply chain disruptions, industry trends or economics and tariffs or other trade restrictions. In addition, the Dow Jones segment relies on third parties for much of the printing and distribution of its print products. The shift from print to digital and changing labor markets present challenges to the financial and operational stability of these third parties which could, in turn, impact the availability, or increase the cost, of third-party printing and distribution services for the Company’s newspapers.
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

The Dow Jones segment’s professional information products compete with various information service providers, compliance data providers, global financial newswires and energy and commodities pricing and data providers, including Reuters News, RELX (including LexisNexis and ICIS), LSEG Risk Intelligence, S&P Global, DTN and Argus Media, as well as many other providers of news, information and compliance data. The professional information business also faces increasing competition from a variety of AI-powered platforms, products and services.
Digital Real Estate Services
The Digital Real Estate Services segment generates revenue through property and property-related advertising and services, including: the sale of real estate listing and lead generation products and referral-based services to agents, brokers, developers, homebuilders and landlords; real estate-related and property rental-related services; and display advertising on residential real estate and commercial property sites. The Digital Real Estate Services segment also generates revenue through commissions from referrals generated through its digital property search and financing offering and mortgage broking services, as well as the sale of residential property data services to the financial sector. Significant expenses associated with these sites and services include development costs, advertising and promotional expenses, hosting and support services, salaries, broker commissions, employee benefits and other routine overhead expenses. The Digital Real Estate Services segment’s results are highly sensitive to conditions in the real estate market, as well as macroeconomic factors such as interest rates and inflation, which could continue to adversely impact the market in the near term, particularly in the U.S.
Consumers overwhelmingly turn to the internet and mobile devices for real estate information and services. The Digital Real Estate Services segment’s success depends on its continued innovation, including the effective incorporation of AI, to provide products and services that are useful for consumers and real estate, mortgage and financial services professionals, homebuilders and landlords and attractive to its advertisers. The Digital Real Estate Services segment operates in a highly competitive digital environment with other operators of real estate and property websites and mobile apps, and also faces competition from emerging AI-powered platforms, tools and services.
Book Publishing
The Book Publishing segment derives revenues from the sale and licensing of general fiction, nonfiction, children’s and religious books in the U.S. and internationally, as well as from third-party distribution services. The revenues and operating results of the Book Publishing segment are significantly affected by the timing of releases and the number of its books in the marketplace. The book publishing marketplace is subject to increased periods of demand during the end-of-year holiday season in its main operating geographies. This marketplace is highly competitive and continues to change due to technological developments, including additional digital platforms and distribution channels such as streaming audiobooks, and other factors. Each book is a separate and distinct product and its financial success depends upon many factors, including public acceptance.
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

Operating expenses include costs related to editorial, paper, production, distribution, commissions, technology and radio sports rights. Selling, general and administrative expenses include promotional expenses, salaries, employee benefits, rent and other routine overhead. The cost of paper is a key operating expense whose fluctuations can have a material effect on the results of the segment. The News Media segment’s expenses are affected by the cyclical changes in the price of paper and other factors that may affect paper prices, including, among other things, inflation, supply chain disruptions, industry trends or economics (including the closure or conversion of newsprint mills and consolidation among suppliers) and tariffs or other trade restrictions.
The News Media segment’s products compete for readership, audience and advertising with local and national competitors and also compete with other media alternatives in their respective markets. Competition for circulation and subscriptions is based on the content of the products provided, pricing and, from time to time, various promotions. The success of these products also depends upon advertisers’ judgments as to the most effective use of their advertising budgets. Competition for advertising is based upon product reach and engagement, advertising rates, advertiser results, availability of alternative media and quality of consumer demographics. Large digital platforms command a substantial share of the digital advertising market and are also responsible for a significant amount of traffic to the News Media segment’s digital properties, which drives advertiser spending. Changes on these platforms occur frequently, are outside the Company’s control and can adversely affect traffic and engagement for the News Media segment’s digital properties. As a result of rapidly changing and evolving technologies (including continued developments in AI and AI-enabled tools), distribution platforms and business models, and corresponding changes in consumer behavior, the News Media segment continues to face increasing competition for both circulation and advertising revenue. Advertising, in particular, has been impacted by the shift in spending from print to digital, which has increased advertising choices and formats, resulting in audience fragmentation and increased competition. Technologies, standards, regulations, policies and practices have been and will continue to be developed and implemented that make it more difficult to target and measure the effectiveness of digital advertising, which may impact rates or revenues.
As multi-platform news providers, the businesses within the News Media segment seek to maximize revenues from a variety of media formats and platforms, including leveraging their content through licensing arrangements with third-party platforms and developing new advertising models, and continue to invest in their digital products. Technological developments provide continued opportunities for the businesses within the News Media segment to make their content available to a new audience of readers, cultivate new revenue streams, introduce new or different pricing schemes and develop their products to continue to attract advertisers and/or affect the relationship between content providers and consumers. Unauthorized use, including in the digital environment and as a result of developments in AI, presents a threat to revenues from products and services based on intellectual property. Additionally, the application of existing laws and regulations to new and evolving technologies, including AI, continues to be unsettled and is changing rapidly, and laws and regulations often differ from jurisdiction to jurisdiction.
Other
The Other segment primarily consists of general corporate overhead expenses, strategy costs and costs related to the U.K. Newspaper Matters.
Other Business Developments
2026 Credit Agreement
In March 2026, the Company entered into an amended and restated credit agreement which, among other things, extended the maturity of its credit facilities to five years, increased the capacity under its revolving credit facility from $750 million to $1 billion and increased the amounts outstanding under its term loan A facility from $456 million to $500 million. Refer to Note 9—Borrowings in the accompanying Consolidated Financial Statements for further detail.
Recent Geopolitical Tensions and Conflicts
The Company is monitoring ongoing geopolitical tensions and conflicts, particularly the recent conflict in Iran and related regional instability. The conflict has not had a material impact on the Company’s business or results of operations to date. However, the conflict has disrupted energy supplies and led to increases in global fuel prices, which has heightened inflationary pressures, disrupted global supply chains and adversely impacted consumer spending. The Company will continue to evaluate the evolving macroeconomic environment and will seek to mitigate any impacts where possible.

Results of Operations—Fiscal 2026 versus Fiscal 2025
The following table sets forth the Company’s operating results for fiscal 2026 as compared to fiscal 2025.

	For the fiscal years ended June 30,
	2026	2025	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$3,203	$3,009	$194	6%
Advertising	1,391	1,367	24	2%
Consumer	2,185	2,047	138	7%
Real estate	1,571	1,410	161	11%
Other	678	619	59	10%
Total Revenues	9,028	8,452	576	7%
Operating expenses	(3,892)	(3,736)	(156)	(4)%
Selling, general and administrative	(3,509)	(3,301)	(208)	(6)%
Depreciation and amortization	(485)	(459)	(26)	(6)%
Impairment and restructuring charges	(113)	(132)	19	14%
Equity losses of affiliates	(8)	(15)	7	47%
Interest income, net	29	3	26	867%
Other, net	(4)	111	(115)	**
Income before income tax expense from continuing operations	1,046	923	123	13%
Income tax expense from continuing operations	(303)	(275)	(28)	(10)%
Net income from continuing operations	743	648	95	15%
Net income from discontinued operations, net of tax	—	692	(692)	(100)%
Net income	743	1,340	(597)	(45)%
Net income attributable to noncontrolling interests from continuing operations	(170)	(168)	(2)	(1)%
Net loss attributable to noncontrolling interests from discontinued operations	—	8	(8)	(100)%
Net income attributable to News Corporation stockholders	$573	$1,180	$(607)	(51)%
** not meaningful
Revenues—Revenues increased $576 million, or 7%, for the fiscal year ended June 30, 2026 as compared to fiscal 2025. The increase was due to higher revenues at the Digital Real Estate Services segment driven by higher revenues at REA Group and Move, at the Dow Jones segment driven by higher circulation and subscription and advertising revenues, at the Book Publishing segment driven by higher physical book sales and the impact of recent acquisitions and at the News Media segment due to the positive impact of foreign currency fluctuations partially offset by lower advertising revenues. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $189 million, or 2%, for the fiscal year ended June 30, 2026 as compared to fiscal 2025.
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
Operating expenses—Operating expenses increased $156 million, or 4%, for the fiscal year ended June 30, 2026 as compared to fiscal 2025. The increase in operating expenses for the fiscal year ended June 30, 2026 was primarily due to higher costs at the Book Publishing segment driven by higher costs related to higher sales volume, a $16 million one-time write-off in the second quarter of fiscal 2026 primarily related to inventory at HarperCollins’ international operations and higher employee costs and at the News Media segment driven by the negative impact of foreign currency fluctuations partially offset by lower Talk costs. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense increase of $59 million, or 1%, for the fiscal year ended June 30, 2026 as compared to fiscal 2025.

Selling, general and administrative—Selling, general and administrative increased $208 million, or 6%, for the fiscal year ended June 30, 2026 as compared to fiscal 2025. The increase in Selling, general and administrative for the fiscal year ended June 30, 2026 was primarily due to higher costs at the Dow Jones segment driven by higher employee and marketing costs, at the Digital Real Estate Services segment driven by higher employee costs, broker commissions and marketing costs, partially offset by the absence of $12 million of costs related to the withdrawn offer to acquire Rightmove in the prior year and at the Book Publishing segment primarily due to higher employee costs and a $13 million write-off of a customer receivable related to the closure of a book distributor. The increase in expense was also due to higher costs at the News Media segment driven by the negative impact of foreign currency fluctuations, costs related to the recently launched California Post and higher costs at News Broadcasting, partly due to the FIFA World Cup. The increase was partially offset by lower costs at the Other segment driven by lower employee costs. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative increase of $87 million, or 2%, for the fiscal year ended June 30, 2026 as compared to fiscal 2025.
Depreciation and amortization—Depreciation and amortization expense increased $26 million, or 6%, for the fiscal year ended June 30, 2026 as compared to fiscal 2025. The increase was driven by higher depreciation of capitalized software costs, primarily at the Digital Real Estate Services and Dow Jones segments, and the $8 million, or 2%, negative impact from foreign currency fluctuations.
Impairment and restructuring charges—During the fiscal years ended June 30, 2026 and 2025, the Company recorded impairment and restructuring charges of $113 million and $132 million, including restructuring charges of $86 million and $120 million, respectively. See Note 5—Restructuring Programs in the accompanying Consolidated Financial Statements.
Equity losses of affiliates—Equity losses of affiliates improved by $7 million, or 47%, for the fiscal year ended June 30, 2026 as compared to fiscal 2025. See Note 6—Investments in the accompanying Consolidated Financial Statements.

Interest income, net—Interest income, net for the fiscal year ended June 30, 2026 improved by $26 million as compared to fiscal 2025, primarily driven by higher interest income on cash balances. See Note 9—Borrowings and Note 11—Financial Instruments and Fair Value Measurements in the accompanying Consolidated Financial Statements.
Other, net—For the fiscal years ended June 30, 2026 and 2025, the Company recorded Other, net of $(4) million and $111 million, respectively. For the fiscal year ended June 30, 2025, Other, net was mainly comprised of the gain recognized on the sale of REA Group’s interest in PropertyGuru. See Note 21—Additional Financial Information in the accompanying Consolidated Financial Statements.
Income tax expense from continuing operations—For the fiscal year ended June 30, 2026, the Company recorded income tax expense of $303 million on pre-tax income from continuing operations of $1,046 million, resulting in an effective tax rate of 29%, which was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and valuation allowances recorded against tax benefits in certain businesses, offset by the release of prior provisions for foreign and U.S. state uncertain tax benefits.
For the fiscal year ended June 30, 2025, the Company recorded income tax expense of $275 million on pre-tax income from continuing operations of $923 million, resulting in an effective tax rate of 30%, which was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and valuation allowances recorded against tax benefits in certain businesses offset by lower taxes on the disposition of REA Group’s interest in PropertyGuru. See Note 19—Income Taxes in the accompanying Consolidated Financial Statements.
Net income from continuing operations—Net income from continuing operations was $743 million for the fiscal year ended June 30, 2026 as compared to $648 million for the fiscal year ended June 30, 2025, an increase of $95 million, or 15%, driven by the factors discussed above.
Net income from discontinued operations, net of tax—Net income from discontinued operations, net of tax for the fiscal year ended June 30, 2026 was nil compared to $692 million for the fiscal year ended June 30, 2025. The fiscal 2025 amount relates to the reclassification of Foxtel to discontinued operations. See Note 3—Discontinued Operations in the accompanying Consolidated Financial Statements.
Net income—Net income was $743 million for the fiscal year ended June 30, 2026, as compared to $1,340 million for the fiscal year ended June 30, 2025, a decrease of $597 million, or 45%, primarily driven by the factors discussed above.

Net income attributable to noncontrolling interests from continuing operations—Net income attributable to noncontrolling interests from continuing operations was $170 million for the fiscal year ended June 30, 2026, as compared to $168 million for the fiscal year ended June 30, 2025, an increase of $2 million, or 1%.
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
The following table reconciles Net income from continuing operations to Total Segment EBITDA for the fiscal years ended June 30, 2026 and 2025:

	For the fiscal years ended June 30,
	2026	2025
(in millions)
Net income from continuing operations	$743	$648
Reconciling items:
Income tax expense from continuing operations	303	275
Other, net	4	(111)
Interest income, net	(29)	(3)
Equity losses of affiliates	8	15
Impairment and restructuring charges	113	132
Depreciation and amortization	485	459
Total Segment EBITDA	$1,627	$1,415

The following table sets forth the Company’s Revenues and Segment EBITDA by reportable segment for the fiscal years ended June 30, 2026 and 2025:

	For the fiscal years ended June 30,
	2026		2025
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
Dow Jones	$2,497	$663	$2,331	$588
Digital Real Estate Services	2,016	741	1,802	601
Book Publishing	2,288	287	2,149	296
News Media	2,227	139	2,170	153
Other	—	(203)	—	(223)
Total	$9,028	$1,627	$8,452	$1,415
Dow Jones (28% of the Company’s consolidated revenues for both fiscal 2026 and 2025)

	For the fiscal years ended June 30,
	2026	2025	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$2,020	$1,884	$136	7%
Advertising	418	396	22	6%
Other	59	51	8	16%
Total Revenues	2,497	2,331	166	7%
Operating expenses	(965)	(958)	(7)	(1)%
Selling, general and administrative	(869)	(785)	(84)	(11)%
Segment EBITDA	$663	$588	$75	13%
For the fiscal year ended June 30, 2026, revenues at the Dow Jones segment increased $166 million, or 7%, as compared to fiscal 2025, primarily due to higher circulation and subscription and advertising revenues. Digital revenues represented 84% of total revenues at the Dow Jones segment for the fiscal year ended June 30, 2026, as compared to 82% for fiscal 2025. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $17 million, or 1%, for the fiscal year ended June 30, 2026 as compared to fiscal 2025.
Circulation and Subscription Revenues

	For the fiscal years ended June 30,
	2026	2025	Change	% Change
(in millions, except %)			Better/(Worse)
Circulation and subscription revenues:
Circulation and other	$1,032	$981	$51	5%
Dow Jones Risk & Compliance	392	337	55	16%
Dow Jones Energy	301	278	23	8%
Other information services	295	288	7	2%
Professional information business	988	903	85	9%
Total circulation and subscription revenues	$2,020	$1,884	$136	7%
Circulation and subscription revenues increased $136 million, or 7%, for the fiscal year ended June 30, 2026 as compared to fiscal 2025. Professional information business revenues increased $85 million, or 9%, primarily due to the $55 million and $23 million increases in Dow Jones Risk & Compliance and Dow Jones Energy revenues, respectively, driven by price increases, new customers and product expansion. Circulation and other revenues increased $51 million, or 5%, driven by increased digital circulation revenues due to the conversion of customers from introductory promotions to higher pricing and growth in digital-only subscriptions, driven by enterprise customers, and higher content licensing revenues, partially offset by print circulation declines. Digital revenues represented 76% of circulation revenue for the fiscal year ended June 30, 2026, as compared to 74% for fiscal 2025.

The following table provides selected information regarding average daily subscriptions during the three months ended June 30, 2026 and 2025 for the Dow Jones segment’s subscription news products:

	For the three months ended June 30(a)(b),
	2026	2025	Change	% Change
(in thousands, except %)			Better/(Worse)
The Wall Street Journal
Digital-only subscriptions(c)	4,465	4,126	339	8%
Total subscriptions	4,827	4,538	289	6%
Barron’s Group(d)
Digital-only subscriptions(c)	1,512	1,319	193	15%
Total subscriptions	1,602	1,432	170	12%
Total News Products(e)
Digital-only subscriptions(c)	6,258	5,719	539	9%
Total subscriptions	6,725	6,261	464	7%
(a)Based on internal data for the periods from March 30, 2026 to June 28, 2026 and March 31, 2025 to June 29, 2025, respectively. Excludes off-platform distribution, except for certain custom workflow integrations in connection with enterprise customer subscriptions.
(b)Subscriptions include individual consumer subscriptions and enterprise customer subscriptions. Enterprise customer subscriptions include subscriptions purchased by companies, schools, businesses and associations for use by their respective employees, students, customers or members. Subscriptions exclude single-copy sales and copies purchased by hotels, airlines and other businesses for limited distribution or access to customers.
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
(d)Barron’s Group consists of Barron’s, MarketWatch, Financial News and Private Equity News.
(e)Total News Products consists of The Wall Street Journal, Barron’s Group and Investor’s Business Daily.
Advertising Revenues
Advertising revenues increased $22 million, or 6%, for the fiscal year ended June 30, 2026 as compared to fiscal 2025 due to $24 million of higher digital advertising revenues driven by the technology and financial services sectors. Digital advertising revenues represented 67% of advertising revenue for the fiscal year ended June 30, 2026, as compared to 65% for fiscal 2025.
Segment EBITDA
For the fiscal year ended June 30, 2026, Segment EBITDA at the Dow Jones segment increased $75 million, or 13%, as compared to fiscal 2025, primarily due to the increase in revenues discussed above, partially offset by higher employee and marketing costs.
Digital Real Estate Services (22% and 21% of the Company’s consolidated revenues for fiscal 2026 and 2025, respectively)

	For the fiscal years ended June 30,
	2026	2025	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$8	$7	$1	14%
Advertising	169	151	18	12%
Real estate	1,571	1,410	161	11%
Other	268	234	34	15%
Total Revenues	2,016	1,802	214	12%
Operating expenses	(196)	(186)	(10)	(5)%
Selling, general and administrative	(1,079)	(1,015)	(64)	(6)%
Segment EBITDA	$741	$601	$140	23%

For the fiscal year ended June 30, 2026, revenues at the Digital Real Estate Services segment increased $214 million, or 12%, as compared to fiscal 2025. Revenues at REA Group increased $156 million, or 12%, to $1,406 million for the fiscal year ended June 30, 2026 from $1,250 million for fiscal 2025. The increase was due to higher Australian residential revenues driven by price increases and growth in add-on products, a $63 million, or 5%, positive impact from foreign currency fluctuations and higher financial services revenues from higher settlements, partially offset by lower revenues at REA India driven by recent divestitures and the discontinuation of certain businesses. Revenues at Move increased $58 million, or 11%, to $610 million for the fiscal year ended June 30, 2026 from $552 million for fiscal 2025, driven by higher sales of RealPRO SelectSM, as Move shifts its focus to more premium offerings, and revenue growth in seller, new homes and rentals. Lead volumes increased 5% compared to the corresponding period of fiscal 2025.
For the fiscal year ended June 30, 2026, Segment EBITDA at the Digital Real Estate Services segment increased $140 million, or 23%, as compared to fiscal 2025, primarily due to the higher revenues discussed above and the absence of $12 million of costs related to the withdrawn offer to acquire Rightmove in the prior year, partially offset by higher employee costs primarily at Move, higher broker commissions at REA Group from higher settlements and higher marketing costs.
Book Publishing (25% of the Company’s consolidated revenues for both fiscal 2026 and 2025)

	For the fiscal years ended June 30,
	2026	2025	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Consumer	$2,185	$2,047	$138	7%
Other	103	102	1	1%
Total Revenues	2,288	2,149	139	6%
Operating expenses	(1,550)	(1,450)	(100)	(7)%
Selling, general and administrative	(451)	(403)	(48)	(12)%
Segment EBITDA	$287	$296	$(9)	(3)%
For the fiscal year ended June 30, 2026, revenues at the Book Publishing segment increased $139 million, or 6%, as compared to fiscal 2025, which includes a $31 million impact from recent acquisitions. The increase was primarily due to higher physical book sales driven by Rachel Reid’s Game Changers series, which includes Heated Rivalry, and strength in Christian Publishing. Digital sales increased by 4% as compared to fiscal 2025 driven by growth in e-book and audiobook sales. Digital sales represented approximately 23% of consumer revenues for the fiscal year ended June 30, 2026 as compared to 24% for fiscal 2025. Backlist sales represented approximately 62% of consumer revenues for the fiscal year ended June 30, 2026, as compared to 64% for fiscal 2025. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $28 million, or 1%, for the fiscal year ended June 30, 2026 as compared to fiscal 2025.
For the fiscal year ended June 30, 2026, Segment EBITDA at the Book Publishing segment decreased $9 million, or 3%, as compared to fiscal 2025, driven by higher costs due to higher sales volume, higher employee costs, a $16 million one-time write-off in the second quarter of fiscal 2026 primarily related to inventory at HarperCollins’ international operations and a $13 million write-off of a customer receivable related to the closure of a book distributor, partially offset by the higher revenues discussed above.

News Media (25% and 26% of the Company’s consolidated revenues for fiscal 2026 and 2025, respectively)

	For the fiscal years ended June 30,
	2026	2025	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$1,175	$1,118	$57	5%
Advertising	804	820	(16)	(2)%
Other	248	232	16	7%
Total Revenues	2,227	2,170	57	3%
Operating expenses	(1,181)	(1,142)	(39)	(3)%
Selling, general and administrative	(907)	(875)	(32)	(4)%
Segment EBITDA	$139	$153	$(14)	(9)%
For the fiscal year ended June 30, 2026, revenues at the News Media segment increased $57 million, or 3%, as compared to fiscal 2025. Circulation and subscription revenues increased $57 million, or 5%, as compared to fiscal 2025, primarily due to the $43 million, or 4%, positive impact of foreign currency fluctuations, price increases, higher content licensing revenues and digital subscriber growth in the U.K., partially offset by print volume declines. Advertising revenues decreased $16 million, or 2%, as compared to fiscal 2025, primarily due to lower print advertising revenues, partially offset by the $28 million, or 3%, positive impact of foreign currency fluctuations. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $81 million, or 4%, for the fiscal year ended June 30, 2026 as compared to fiscal 2025.
For the fiscal year ended June 30, 2026, Segment EBITDA at the News Media segment decreased $14 million, or 9%, as compared to fiscal 2025. The decrease was driven by costs related to the recently launched California Post and higher costs at News Broadcasting, partly due to the FIFA World Cup, partially offset by lower Talk costs.
LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition
The Company’s principal source of liquidity is internally generated funds and cash and cash equivalents on hand. As of June 30, 2026, the Company’s cash and cash equivalents were $2.1 billion. The Company also has available borrowing capacity under the 2026 Revolving Facility (as defined below) and certain other facilities, as described below, and expects to have access to the worldwide credit and capital markets, subject to market conditions, in order to issue additional debt if needed or desired. The Company currently expects these elements of liquidity will enable it to meet its liquidity needs for at least the next twelve months, including repayment of indebtedness. Although the Company believes that its cash on hand and future cash from operations, together with its access to the credit and capital markets, will provide adequate resources to fund its operating and financing needs for at least the next twelve months, its access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the financial and operational performance of the Company and/or its operating subsidiaries, as applicable; (ii) the Company’s credit ratings and/or the credit rating of its operating subsidiaries, as applicable; (iii) the provisions of any relevant debt instruments, credit agreements, indentures and similar or associated documents; (iv) the liquidity of the overall credit and capital markets; and (v) the state of the economy. There can be no assurances that the Company will continue to have access to the credit and capital markets on acceptable terms.
As of June 30, 2026, the Company’s consolidated assets included $748 million in cash and cash equivalents that were held by its foreign subsidiaries. Of this amount, $255 million is cash not readily accessible by the Company as it is held by REA Group, a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance. Prior to the enactment of the Tax Cuts and Jobs Act (“Tax Act”), the Company’s undistributed foreign earnings were considered permanently reinvested and as such, United States federal and state income taxes were not previously recorded on these earnings. As a result of the Tax Act, substantially all of the Company’s earnings in foreign subsidiaries generated prior to the enactment of the Tax Act were deemed to have been repatriated and taxed accordingly. As of June 30, 2026, the Company has approximately $1.2 billion of undistributed foreign earnings generated after the Tax Act that it intends to reinvest permanently. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated. The Company may repatriate future earnings of certain foreign subsidiaries in which case the Company may be required to accrue and pay additional taxes, including any applicable foreign withholding taxes and income taxes.

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
Issuer Purchases of Equity Securities
On September 22, 2021, the Company announced a stock repurchase program authorizing the Company to purchase up to $1 billion in the aggregate of the Company’s outstanding Class A Common Stock and Class B Common Stock (the “2021 Repurchase Program”), which was completed during the fiscal year ended June 30, 2026. On July 15, 2025, the Company announced a new stock repurchase program authorizing the Company to purchase up to $1 billion in the aggregate of the Company’s outstanding Class A Common Stock and Class B Common Stock (the “2025 Repurchase Program” and, together with the 2021 Repurchase Program, the “Stock Repurchase Programs”), which was in addition to the remaining authorized amount under the 2021 Repurchase Program at that time.
The manner, timing, number and share price of any repurchases will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market conditions, applicable securities laws, alternative investment opportunities and other factors. As of June 30, 2026, there was no authorized amount remaining under the 2021 Repurchase Program, and the remaining authorized amount under the 2025 Repurchase Program was approximately $667 million. The 2025 Repurchase Program has no time limit and may be modified, suspended or discontinued at any time.
The following table summarizes the shares repurchased and subsequently retired under the Stock Repurchase Programs and the related consideration paid, excluding associated taxes, fees, commissions or other costs, during the fiscal years ended June 30, 2026 and 2025:

	For the fiscal years ended June 30,
	2026		2025
	Shares	Amount	Shares	Amount
	(in millions)
Class A Common Stock	16.2	$423	3.5	$97
Class B Common Stock	7.5	220	1.8	53
Total	23.7	$643	5.3	$150
Additionally, on February 6, 2026, REA Group announced a share repurchase program authorizing REA Group to purchase up to A$200 million of its outstanding fully paid ordinary shares listed on the ASX (ASX: REA) which was completed during the fiscal year ended June 30, 2026. For the fiscal year ended June 30, 2026, REA Group repurchased A$200 million (approximately $141 million) of its shares.
Dividends
The following table summarizes the dividends declared and paid per share on both the Company’s Class A Common Stock and Class B Common Stock:

	For the fiscal years ended June 30,
	2026	2025
Cash dividends paid per share	$0.20	$0.20
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

Sources and Uses of Cash—Fiscal 2026 versus Fiscal 2025
Net cash provided by operating activities from continuing operations for the fiscal years ended June 30, 2026 and 2025 was as follows:

	For the fiscal years ended June 30,
	2026	2025
	(in millions)
Net cash provided by operating activities from continuing operations	$1,237	$978
Net cash provided by operating activities from continuing operations increased by $259 million for the fiscal year ended June 30, 2026 as compared to fiscal 2025. The increase was primarily due to higher Total Segment EBITDA and lower working capital, partially offset by higher gross tax payments and higher restructuring payments.
Net cash used in investing activities from continuing operations for the fiscal years ended June 30, 2026 and 2025 was as follows:

	For the fiscal years ended June 30,
	2026	2025
	(in millions)
Net cash used in investing activities from continuing operations	$(539)	$(406)
Net cash used in investing activities from continuing operations increased $133 million for the fiscal year ended June 30, 2026 as compared to fiscal 2025 driven by the $185 million of lower proceeds from sales of investments, primarily REA Group’s interest in PropertyGuru in fiscal 2025, $26 million increase in net cash used for acquisitions and $19 million increase in capital expenditures, partially offset by the $94 million decrease in cash used for purchases of investments.
Net cash used in financing activities from continuing operations for the fiscal years ended June 30, 2026 and 2025 was as follows:

	For the fiscal years ended June 30,
	2026	2025
	(in millions)
Net cash used in financing activities from continuing operations	$(1,014)	$(524)
Net cash used in financing activities from continuing operations was $1,014 million for the fiscal year ended June 30, 2026 as compared to $524 million for fiscal 2025.
During the fiscal year ended June 30, 2026, the Company had $641 million of repurchases of outstanding Class A and Class B Common Stock under the Stock Repurchase Programs, dividend payments of $112 million to News Corporation stockholders and $92 million to REA Group minority stockholders, $141 million of repurchases under REA Group’s share repurchase program and $100 million of borrowing repayments primarily related to the Term A Loans under the 2022 Credit Agreement. The net cash used in financing activities from continuing operations was partially offset by new borrowings of $125 million related to the 2026 Term A Loans in connection with the 2026 Credit Agreement discussed below.
During the fiscal year ended June 30, 2025, the Company had $203 million of borrowing repayments, primarily related to REA Group, dividend payments of $114 million to News Corporation stockholders and $71 million to REA Group minority stockholders and $150 million of repurchases of outstanding Class A and Class B Common Stock under the 2021 Repurchase Program. The net cash used in financing activities from continuing operations was partially offset by new borrowings of $61 million at REA Group. See Note 9—Borrowings in the accompanying Consolidated Financial Statements.
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
The following table presents a reconciliation of net cash provided by operating activities from continuing operations to free cash flow for the fiscal years ended June 30, 2026 and 2025:

	For the fiscal years ended June 30,
	2026	2025
	(in millions)
Net cash provided by operating activities from continuing operations	$1,237	$978
Less: Capital expenditures	(426)	(407)
Free cash flow	811	571
Free cash flow for the fiscal year ended June 30, 2026 was $811 million compared to $571 million for fiscal 2025. Free cash flow increased due to higher cash provided by operating activities from continuing operations, as discussed above, partially offset by the $19 million increase in capital expenditures.
Borrowings
News Corporation Borrowings
As of June 30, 2026, News Corporation had (i) borrowings of $2.0 billion, including the current portion, consisting of its outstanding 2021 Senior Notes, 2022 Senior Notes and 2026 Term A Loans (as defined below), and (ii) $1 billion of undrawn commitments available under the 2026 Revolving Facility (as defined below).
In March 2026, the Company entered into an Amended and Restated Credit Agreement (the “2026 Credit Agreement”) that provides $1.5 billion of unsecured credit facilities (the “2026 Facilities”) to the Company to refinance its 2022 Credit Agreement and for general corporate purposes. The 2026 Facilities are comprised of a $1 billion five-year unsecured revolving credit facility (the “2026 Revolving Facility”) and a $500 million five-year unsecured term loan A credit facility (the “2026 Term A Facility,” and the loans under the 2026 Term A Facility are collectively referred to as “2026 Term A Loans”). The 2026 Revolving Facility has a sublimit of $100 million available for issuances of letters of credit. Under the 2026 Credit Agreement, the Company may request increases with respect to either of the 2026 Facilities in an aggregate principal amount not to exceed $250 million.
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
Interest on borrowings is based on either (a) an Alternative Currency Term Rate formula, (b) a Term SOFR formula, (c) an Alternative Currency Daily Rate formula ((a) through (c) each, a “Relevant Rate”) or (d) the Base Rate formula, each as set forth in the 2026 Credit Agreement. The applicable margin for borrowings under the 2026 Facilities and the commitment fee for undrawn balances under the 2026 Revolving Facility are based on the pricing grid in the 2026 Credit Agreement, which varies based on the Company’s debt rating as defined in the 2026 Credit Agreement. As of June 30, 2026, the Company was paying commitment fees of 0.15% on any undrawn balance under the 2026 Revolving Facility and, with respect to any outstanding borrowings under the 2026 Facilities, an applicable margin of 0.25% for a Base Rate borrowing and 1.25% for a Relevant Rate borrowing.

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
REA Group Borrowings
As of June 30, 2026, REA Group had A$200 million of undrawn commitments available under the 2024 REA Credit Facility. During the fiscal year ended June 30, 2026, REA Group amended its 2024 REA Credit Facility to reduce the total amount available under the facility to A$200 million. REA Group is a consolidated but non wholly-owned subsidiary of News Corp, and its indebtedness is only guaranteed by REA Group and certain of its subsidiaries and is non-recourse to News Corp.
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
All of the Company’s borrowings contain customary representations, covenants and events of default. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the applicable debt agreement may be declared immediately due and payable. The Company was in compliance with all applicable covenants at June 30, 2026.
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
The following table summarizes the Company’s material firm commitments as of June 30, 2026:

	As of June 30, 2026
	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(in millions)
Purchase obligations(a)	$358	$311	$70	$77	$816
Operating leases(b)	133	186	198	1,017	1,534
Borrowings(c)	—	1,031	469	500	2,000
Interest payments on borrowings(d)	82	184	90	26	382
Total commitments and contractual obligations	$573	$1,712	$827	$1,620	$4,732
(a)The Company has commitments under purchase obligations related to technology infrastructure services, marketing agreements, content licensing costs and other legally binding commitments.
(b)The Company’s leases include office facilities, warehouse facilities, printing plants and equipment. These leases, which are classified as operating leases, are expected to be paid at certain dates through fiscal 2048. Amounts reflected represent only the Company’s lease obligations for which it has firm commitments.
(c)See Note 9—Borrowings in the accompanying Consolidated Financial Statements.
(d)Reflects the Company’s expected future interest payments based on borrowings outstanding and interest rates applicable at June 30, 2026. Such rates are subject to change in future periods. See Note 9—Borrowings in the accompanying Consolidated Financial Statements.

The Company has certain contracts to purchase newsprint, ink and plates that require the Company to purchase a percentage of its total requirements for production. Since the quantities purchased annually under these contracts are not fixed and are based on the Company’s total requirements, the amount of the related payments for these purchases is excluded from the table above.
The table also excludes the Company’s pension obligations, other postretirement benefits (“OPEB”) obligations and the liabilities for unrecognized tax benefits for uncertain tax positions as the Company is unable to reasonably predict the ultimate amount and timing of the commitments. The Company made contributions of $14 million and $20 million to its pension plans in fiscal 2026 and fiscal 2025, respectively. Future plan contributions are dependent upon actual plan asset returns, interest rates and statutory requirements. The Company anticipates that it will make required contributions of approximately $1 million in fiscal 2027, assuming that actual plan asset returns are consistent with the Company’s returns in fiscal 2026 and those expected beyond, and that interest rates remain constant. The Company will continue to make voluntary contributions as necessary to improve the funded status of the plans. Payments due to participants under the Company’s pension plans are primarily paid out of underlying trusts. Payments due under the Company’s OPEB plans are not required to be funded in advance, but are paid as medical costs are incurred by covered retiree populations, and are principally dependent upon the future cost of retiree medical benefits under the Company’s OPEB plans. The Company expects its OPEB payments to approximate $6 million in fiscal 2027. See Note 17—Retirement Benefit Obligations and Note 18—Other Postretirement Benefits in the accompanying Consolidated Financial Statements.
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

Under ASC 350, Intangibles—Goodwill and Other (“ASC 350”), in assessing goodwill or indefinite-lived intangible assets for impairment, the Company has the option to first perform a qualitative assessment to determine whether events or circumstances exist that lead to a determination that it is more likely than not that the fair value of a reporting unit or an indefinite-lived intangible asset is less than its carrying amount. If the Company determines that it is not more likely than not that the fair value is less than its carrying amount, the Company is not required to perform any additional tests for impairment. However, if the Company concludes otherwise or elects not to perform the qualitative assessment, then it is required to perform a quantitative analysis. For reporting units, the calculated fair value of the reporting unit is compared to its carrying amount, including goodwill, and for indefinite-lived intangible assets, the calculated fair value is compared to its carrying value. The methods used to estimate the fair value measurements of the Company’s reporting units and indefinite-lived intangible assets include those based on the income approach (including the discounted cash flow and relief-from-royalty methods) and those based on the market approach (primarily the guideline public company method).
Determining fair value requires the exercise of significant judgments, including judgments about appropriate discount rates, long-term growth rates, relevant comparable company earnings multiples and the amount and timing of expected future cash flows. During the fourth quarter of fiscal 2026, as part of the Company’s long-range planning process, the Company completed its annual goodwill and indefinite-lived intangible asset impairment test.
The performance of the Company’s annual impairment analysis resulted in a $9 million impairment of an indefinite-lived intangible asset and no impairments of goodwill in fiscal 2026. The Company utilized the qualitative assessment for certain of its reporting units and indefinite-lived intangible assets. The qualitative tests performed considered various factors since the performance of the last quantitative test, including, but not limited to, macroeconomic conditions, industry and company-specific trends and parent company share price performance. Significant unobservable inputs utilized in the income approach valuation method for quantitative assessments were discount rates (generally ranging from 8.5% to 16.0%), long-term growth rates (ranging from 2.0% to 3.0%) and royalty rates (ranging from 0.25% to 5.0%). Significant unobservable inputs utilized in the market approach valuation method for quantitative assessments were EBITDA and revenue multiples from guideline public companies operating in similar industries (ranging from 4.0x to 10.3x and 1.5x to 2.3x, respectively) and control premiums (ranging from 5.0% to 10.0%). Significant increases (decreases) in royalty rates, growth rates, control premiums and multiples, assuming no change in discount rates, would result in a significantly higher (lower) fair value measurement. Significant decreases (increases) in discount rates, assuming no changes in royalty rates, growth rates, control premiums and multiples, would result in a significantly higher (lower) fair value measurement. See Note 8—Goodwill and Other Intangible Assets in the accompanying Consolidated Financial Statements for further details regarding changes in these inputs and assumptions compared to prior fiscal years.
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
The Company records amounts relating to its pension and other postretirement benefit plans based on calculations specified by GAAP. The measurement and recognition of the Company’s pension and other postretirement benefit plans, including the net periodic benefit costs (income) and projected benefit obligation, require the use of significant management judgments, including discount rates, expected return on plan assets, mortality and other actuarial assumptions. Current market conditions, including changes in investment returns and interest rates, were considered in making these assumptions. In developing the expected long-term rate of return, the pension portfolio’s past average rate of returns and future return expectations of the various asset classes were considered. The weighted average expected long-term rate of return of 5.8% for fiscal 2027 is based on a weighted average target asset allocation assumption of 5% equities, 87% fixed-income securities and 8% cash and other investments.
The Company recorded $3 million and $10 million in net periodic benefit costs (income) in the Statements of Operations for the fiscal years ended June 30, 2026 and 2025, respectively. The Company utilizes the full yield-curve approach to estimate the service and interest cost components of net periodic benefit costs (income) for its pension and other postretirement benefit plans.
Although the discount rate used for each plan will be established and applied individually, a weighted average discount rate of 5.7% will be used in calculating the fiscal 2027 net periodic benefit costs (income). The discount rate reflects the market rate for high-quality fixed-income investments on the Company’s annual measurement date of June 30 and is subject to change each fiscal year. The discount rate assumptions used to account for pension and other postretirement benefit plans reflect the rates at which the benefit obligations could be effectively settled. The rate was determined by matching the Company’s expected benefit payments for the plans to a hypothetical yield curve developed using a portfolio of several hundred high-quality non-callable corporate bonds. The weighted average discount rate is volatile from year to year because it is determined based upon the prevailing rates in the U.S., the U.K., Australia and other foreign countries as of the measurement date.
The key assumptions used in developing the Company’s fiscal 2026 and 2025 net periodic benefit costs (income) for its plans consist of the following:

	2026	2025
	(in millions, except %)
Weighted average assumptions used to determine net periodic benefit costs (income):
Discount rate for PBO	5.5%	5.3%
Discount rate for service cost	4.6%	5.3%
Discount rate for interest on PBO	5.1%	5.2%
Assets:
Expected rate of return	6.4%	5.9%
Expected return	$55	$51
Actual return	$39	$24
Loss	$(16)	$(27)
One year actual return	4.5%	2.8%
Five year actual return	(2.7)%	(2.9)%

The Company will use a weighted average long-term rate of return of 5.8% for fiscal 2027 based principally on a combination of current asset mix and an expectation of future long term investment returns. The accumulated net pre-tax losses on the Company’s pension plans as of June 30, 2026 were approximately $429 million which decreased from approximately $456 million for the Company’s pension plans as of June 30, 2025. This net decrease of $27 million was primarily due to the amortization of deferred losses and the positive impact of foreign currency fluctuations. Lower discount rates increase present values of benefit obligations, the Company’s deferred losses and subsequent-year benefit costs. Higher discount rates decrease the present values of benefit obligations, reduce the Company’s accumulated net loss and decrease subsequent-year benefit costs. These deferred losses are being systematically recognized in future net periodic benefit costs (income) in accordance with ASC 715, Compensation—Retirement Benefits (“ASC 715”). Unrecognized losses for the primary plans in excess of 10% of the greater of the market-related value of plan assets or the plan’s projected benefit obligation are recognized over the average life expectancy for plan participants for the primary plans.
The Company made contributions of $14 million and $20 million to its pension plans in fiscal 2026 and 2025, respectively. Future plan contributions are dependent upon actual plan asset returns, statutory requirements and interest rate movements. Assuming that actual plan asset returns are consistent with the Company’s returns in fiscal 2026 and those expected beyond, and that interest rates remain constant, the Company anticipates that it will make required pension contributions of approximately $1 million in fiscal 2027. The Company will continue to make voluntary contributions as necessary to improve the funded status of the plans. See Note 17—Retirement Benefit Obligations and Note 18—Other Postretirement Benefits in the accompanying Consolidated Financial Statements.
Changes in net periodic benefit costs (income) may occur in the future due to changes in the Company’s expected rate of return on plan assets and discount rate resulting from economic events. The following table highlights the sensitivity of the Company’s pension obligations and expense to changes in these assumptions, assuming all other assumptions remain constant:

Changes in Assumption	Impact on Annual Pension Expense	Impact on Projected Benefit Obligation
0.25 percentage point decrease in discount rate	—	Increase $17 million
0.25 percentage point increase in discount rate	—	Decrease $18 million
0.25 percentage point decrease in expected rate of return on assets	Increase $2 million	—
0.25 percentage point increase in expected rate of return on assets	Decrease $2 million	—
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
The table below details the percentage of revenues and expenses by the three principal currencies for the fiscal years ended June 30, 2026 and 2025:

	U.S. Dollars	Australian Dollars	British Pound Sterling
Fiscal year ended June 30, 2026
Revenues	50%	28%	17%
Operating and Selling, general and administrative expenses	52%	23%	18%
Fiscal year ended June 30, 2025
Revenues	50%	27%	17%
Operating and Selling, general and administrative expenses	52%	23%	18%
Based on the fiscal year ended June 30, 2026, a one cent change in each of the U.S. dollar/Australian dollar and the U.S. dollar/British pound sterling exchange rates would have impacted revenues by approximately $37 million and $11 million, respectively, for each currency on an annual basis, and would have impacted Total Segment EBITDA by approximately $12 million and $2 million, respectively, on an annual basis.
Interest Rate Risk
The Company’s current financing arrangements and facilities include $1,500 million of outstanding fixed-rate debt and $500 million of outstanding variable-rate bank facilities, before adjustments for unamortized discount and debt issuance costs (See Note 9—Borrowings in the accompanying Consolidated Financial Statements). Fixed and variable-rate debts are impacted differently by changes in interest rates. A change in the market interest rate or yield will only impact the fair market value of fixed-rate debt, while a change in the market interest rate or yield will impact interest expense, as well as the amount of cash required to service variable-rate debt. News Corporation has entered into an interest rate swap cash flow hedge to fix the floating rate interest component of a portion of its 2026 Term A Loans. As of June 30, 2026, the notional amount of interest rate swap contracts outstanding was approximately $450 million for News Corporation borrowings. Refer to the table below for further details of the sensitivity of the Company’s financial instruments which are subject to interest rate risk. Refer to Note 11—Financial Instruments and Fair Value Measurements in the accompanying Consolidated Financial Statements for further detail.
Derivatives and Hedging
As noted above, News Corporation has entered into an interest rate swap cash flow hedge to fix the floating rate interest component of a portion of its 2026 Term A Loans. The derivative instruments in place may create volatility during the fiscal year as they are marked-to-market according to accounting rules which may result in revaluation gains or losses in different periods from when the impacts on the underlying transactions are realized.
The table below provides further details of the sensitivity of the Company’s derivative financial instruments which are subject to interest rate risk as of June 30, 2026:

	Notional Value	Fair Value	Sensitivity from Adverse 10% Change in Interest Rates
	(in millions)
Interest rate derivatives	$450	$6	$—

Credit Risk
Cash and cash equivalents are maintained with multiple financial institutions. Deposits held with banks may exceed the amount of insurance provided on such deposits. Generally, these deposits may be redeemed upon demand and are maintained with financial institutions of reputable credit and, therefore, bear minimal credit risk.
The Company’s receivables did not represent significant concentrations of credit risk as of June 30, 2026 or June 30, 2025 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.
The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of June 30, 2026, the Company did not anticipate nonperformance by any of the counterparties.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
NEWS CORPORATION

Management’s Report on Internal Control Over Financial Reporting for June 30, 2026
Management of News Corporation is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended. The Company’s internal control over financial reporting includes those policies and procedures that:
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
Management, including the Company’s principal executive officer and principal financial officer, conducted an assessment of the effectiveness of News Corporation’s internal control over financial reporting as of June 30, 2026, based on criteria for effective internal control over financial reporting described in the 2013 “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this assessment and those criteria, management determined that, as of June 30, 2026, News Corporation maintained effective internal control over financial reporting.
Management reviewed the results of its assessment with the Audit Committee of News Corporation’s Board of Directors.
Ernst & Young LLP, the independent registered public accounting firm who audited and reported on the Consolidated Financial Statements of News Corporation included in the Annual Report on Form 10-K for the fiscal year ended June 30, 2026, has audited the Company’s internal control over financial reporting. Their report appears on the following page.
August 7, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of News Corporation
Opinion on Internal Control Over Financial Reporting
We have audited News Corporation’s internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, News Corporation (the Company) maintained, in all material respects, effective internal control over financial reporting as of June 30, 2026, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of June 30, 2026 and 2025, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended June 30, 2026, and the related notes and our report dated August 7, 2026 expressed an unqualified opinion thereon.
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
August 7, 2026

Report of Independent Registered Public Accounting Firm
To the Stockholders and the Board of Directors of News Corporation
Opinion on the Financial Statements
We have audited the accompanying consolidated balance sheets of News Corporation (the Company) as of June 30, 2026 and 2025, the related consolidated statements of operations, comprehensive income (loss), equity and cash flows for each of the three years in the period ended June 30, 2026, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at June 30, 2026 and 2025, and the results of its operations and its cash flows for each of the three years in the period ended June 30, 2026, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of June 30, 2026, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework), and our report dated August 7, 2026 expressed an unqualified opinion thereon.
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

Valuation of Goodwill

Description of the Matter
As of June 30, 2026, the Company’s goodwill was $4,542 million. As disclosed in Note 8 to the consolidated financial statements, goodwill is tested for impairment annually in the fourth quarter or earlier if events occur or circumstances change that would more likely than not reduce the fair values below their carrying amounts.
Auditing the Company’s annual goodwill impairment test for certain reporting units was complex due to the significant judgment in estimating the fair value of a reporting unit when a quantitative assessment is performed. In particular, the fair value estimates were sensitive to changes in significant assumptions such as the projected revenue growth rate and earnings before interest, taxes, depreciation, and amortization (“EBITDA”) margin. These assumptions are affected by expected future market or economic conditions.

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

To test the estimated fair value of certain reporting units when a quantitative impairment assessment was performed, our audit procedures included, among others, assessing methodologies and testing the completeness and accuracy of the underlying data used by the Company. We performed sensitivity analyses over the significant assumptions identified to evaluate the change in the fair value of a reporting unit resulting from changes in the assumptions. Our testing procedures over the significant assumptions included, among others, comparing projected revenue growth rates and EBITDA margins to historical trends, current industry and economic trends, while also considering changes in the Company’s business model. We also involved our internal valuation specialists to assist in evaluating the Company’s models, valuation methodology, and significant assumptions used in the fair value estimates. In addition, we tested management’s reconciliation of the fair value of the reporting units to the market capitalization of the Company.

/s/ Ernst & Young LLP
We have served as the Company’s auditor since 2012.
New York, New York
August 7, 2026

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(In millions, except per share amounts)

		For the fiscal years ended June 30,
	Notes	2026	2025	2024
Revenues:
Circulation and subscription		$3,203	$3,009	$2,909
Advertising		1,391	1,367	1,400
Consumer		2,185	2,047	2,000
Real estate		1,571	1,410	1,284
Other		678	619	659
Total Revenues	4	9,028	8,452	8,252
Operating expenses		(3,892)	(3,736)	(3,814)
Selling, general and administrative		(3,509)	(3,301)	(3,197)
Depreciation and amortization		(485)	(459)	(440)
Impairment and restructuring charges	5, 7, 8	(113)	(132)	(133)
Equity losses of affiliates	6	(8)	(15)	(6)
Interest income (expense), net		29	3	(18)
Other, net	21	(4)	111	(59)
Income before income tax expense from continuing operations		1,046	923	585
Income tax expense from continuing operations	19	(303)	(275)	(206)
Net income from continuing operations		743	648	379
Net income (loss) from discontinued operations, net of tax		—	692	(25)
Net income		743	1,340	354
Net income attributable to noncontrolling interests from continuing operations		(170)	(168)	(110)
Net loss attributable to noncontrolling interests from discontinued operations		—	8	22
Net income attributable to News Corporation stockholders		$573	$1,180	$266

Net income (loss) attributable to News Corporation stockholders per share:	14
Basic:
Continuing operations		$1.03	$0.85	$0.47
Discontinued operations		—	1.23	—
		$1.03	$2.08	$0.47
Diluted:
Continuing operations		$1.03	$0.84	$0.47
Discontinued operations		—	1.23	(0.01)
		$1.03	$2.07	$0.46
The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In millions)

	For the fiscal years ended June 30,
	2026	2025	2024
Net income	$743	$1,340	$354
Other comprehensive income (loss):
Foreign currency translation adjustments(a)	19	(294)	(13)
Net change in the fair value of cash flow hedges(b)	(4)	(13)	(11)
Benefit plan adjustments, net(c)	18	(18)	19
Other comprehensive income (loss)	33	(325)	(5)
Comprehensive income	776	1,015	349
Net income attributable to noncontrolling interests	(170)	(160)	(88)
Other comprehensive (income) loss attributable to noncontrolling interests(d)	(38)	33	1
Comprehensive income attributable to News Corporation stockholders	$568	$888	$262
(a)Primarily relates to the disposition of Foxtel for the fiscal year ended June 30, 2025.
(b)Net of income tax expense (benefit) of $(1) million, $(4) million and $(4) million for the fiscal years ended June 30, 2026, 2025 and 2024, respectively.
(c)Net of income tax expense (benefit) of $6 million, $(7) million and $6 million for the fiscal years ended June 30, 2026, 2025 and 2024, respectively.
(d)Primarily consists of foreign currency translation adjustments.
The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED BALANCE SHEETS
(In millions, except share and per share amounts)

		As of June 30,
	Notes	2026	2025
Assets:
Current assets:
Cash and cash equivalents		$2,095	$2,403
Receivables, net	2	1,757	1,562
Inventory, net		302	327
Other current assets		328	519
Total current assets		4,482	4,811
Non-current assets:
Investments	6	1,002	1,016
Property, plant and equipment, net	7	1,398	1,331
Operating lease right-of-use assets		754	789
Intangible assets, net	8	1,837	1,930
Goodwill	8	4,542	4,373
Deferred income tax assets, net	19	251	254
Other non-current assets	21	1,278	1,000
Total assets		$15,544	$15,504
Liabilities and Equity:
Current liabilities:
Accounts payable		$412	$335
Accrued expenses		1,080	1,036
Deferred revenue	4	543	498
Current borrowings	9	—	25
Other current liabilities	21	726	714
Total current liabilities		2,761	2,608
Non-current liabilities:
Borrowings	9	1,989	1,937
Retirement benefit obligations	17	97	117
Deferred income tax liabilities, net	19	108	57
Operating lease liabilities		840	904
Other non-current liabilities		513	492
Commitments and contingencies	16
Class A common stock(a)		4	4
Class B common stock(b)		2	2
Additional paid-in capital		10,380	11,058
Accumulated deficit		(312)	(747)
Accumulated other comprehensive loss	21	(1,548)	(1,543)
Total News Corporation stockholders’ equity		8,526	8,774
Noncontrolling interests		710	615
Total equity		9,236	9,389
Total liabilities and equity		$15,544	$15,504

(a)Class A common stock, $0.01 par value per share (“Class A Common Stock”), 1,500,000,000 shares authorized, 362,139,890 and 376,718,696 shares issued and outstanding, net of 27,368,413 treasury shares at par, at June 30, 2026 and June 30, 2025, respectively.
(b)Class B common stock, $0.01 par value per share (“Class B Common Stock”), 750,000,000 shares authorized, 181,281,012 and 188,666,990 shares issued and outstanding, net of 78,430,424 treasury shares at par, at June 30, 2026 and June 30, 2025, respectively.
The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In millions)

		For the fiscal years ended June 30,
	Notes	2026	2025	2024
Operating activities:
Net income		$743	$1,340	$354
Net (income) loss from discontinued operations, net of tax		—	(692)	25
Net income from continuing operations		743	648	379
Adjustments to reconcile net income from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation and amortization		485	459	440
Operating lease expense		69	74	72
Equity losses of affiliates	6	8	15	6
Impairment charges	7,8	27	12	44
Deferred income taxes	19	41	83	31
Other, net		9	(107)	64
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets		(237)	(96)	(85)
Inventories, net		33	(46)	27
Accounts payable and other liabilities		59	(64)	(81)
Net cash provided by operating activities from continuing operations		1,237	978	897
Investing activities:
Capital expenditures		(426)	(407)	(357)
Acquisitions, net of cash acquired		(122)	(96)	(38)
Purchases of investments in equity affiliates and other		(60)	(154)	(96)
Proceeds from sales of investments in equity affiliates and other		89	274	81
Other, net		(20)	(23)	—
Net cash used in investing activities from continuing operations		(539)	(406)	(410)
Financing activities:
Borrowings	9	125	61	278
Repayment of borrowings	9	(100)	(203)	(409)
Repurchase of News Corp shares	12	(641)	(150)	(117)
Repurchase of REA Group shares	12	(141)	—	—
Dividends paid		(204)	(185)	(172)
Other, net		(53)	(47)	(63)
Net cash used in financing activities from continuing operations		(1,014)	(524)	(483)
Cash flows from discontinued operations:
Net cash (used in) provided by operating activities from discontinued operations		(6)	156	201
Net cash provided by (used in) investing activities from discontinued operations		—	253	(114)
Net cash (used in) provided by financing activities from discontinued operations		—	(39)	42
Net cash (used in) provided by discontinued operations		(6)	370	129

Net change in cash and cash equivalents, including discontinued operations		(322)	418	133
Effect of exchange rate changes on cash and cash equivalents, including discontinued operations		14	25	(6)
Cash and cash equivalents, including discontinued operations, beginning of year		2,403	1,960	1,833
Cash and cash equivalents, including discontinued operations, end of year		2,095	2,403	1,960
Less: Cash and cash equivalents at end of period of discontinued operations		—	—	(88)
Cash and cash equivalents		$2,095	$2,403	$1,872
The accompanying notes are an integral part of these audited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF EQUITY
(In millions)

	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss		Total News Corporation Equity	Noncontrolling Interests		Total Equity
	Shares	Amount	Shares	Amount
Balance, June 30, 2023	380	$4	192	$2	$11,449	$(2,144)	$(1,247)		$8,064	$881		$8,945
Net income	—	—	—	—	—	266	—		266	88		354
Other comprehensive loss	—	—	—	—	—	—	(4)		(4)	(1)		(5)
Dividends	—	—	—	—	(114)	—	—		(114)	(58)		(172)
News Corp share repurchases	(3)	—	(2)	—	(106)	(11)	—		(117)	—		(117)
Other	2	—	—	—	25	—	—		25	(19)		6
Balance, June 30, 2024	379	4	190	2	11,254	(1,889)	(1,251)		8,120	891		9,011
Net income	—	—	—	—	—	1,180	—		1,180	160		1,340
Other comprehensive loss	—	—	—	—	—	—	(292)	(a)	(292)	(33)		(325)
Dividends	—	—	—	—	(114)	—	—		(114)	(71)		(185)
News Corp share repurchases	(4)	—	(1)	—	(113)	(37)	—		(150)	—		(150)
Other	2	—	—	—	31	(1)	—		30	(332)	(a)	(302)
Balance, June 30, 2025	377	4	189	2	11,058	(747)	(1,543)		8,774	615		9,389
Net income	—	—	—	—	—	573	—		573	170		743
Other comprehensive (loss) income	—	—	—	—	—	—	(5)		(5)	38		33
Dividends	—	—	—	—	(112)	—	—		(112)	(92)		(204)
News Corp share repurchases	(16)	—	(8)	—	(512)	(138)	—		(650)	—		(650)
Other	1	—	—	—	(54)	—	—		(54)	(21)		(75)
Balance, June 30, 2026	362	$4	181	$2	$10,380	$(312)	$(1,548)		$8,526	$710		$9,236
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
Basis of Presentation
The accompanying consolidated financial statements of the Company, which are referred to herein as the “Consolidated Financial Statements,” have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”). The Company’s financial statements as of June 30, 2026 and 2025 and for the three fiscal years ended June 30, 2026 are presented on a consolidated basis.
The consolidated statements of operations are referred to herein as the “Statements of Operations.” The consolidated balance sheets are referred to herein as the “Balance Sheets.” The consolidated statements of cash flows are referred to herein as the “Statements of Cash Flows.”
The Company maintains a 52-53 week fiscal year ending on the Sunday closest to June 30 in each year. Fiscal 2026, fiscal 2025 and fiscal 2024 each included 52 weeks. All references to the fiscal years ended June 30, 2026, 2025 and 2024 relate to the fiscal years ended June 28, 2026, June 29, 2025 and June 30, 2024, respectively. For convenience purposes, the Company continues to date its consolidated financial statements as of June 30.
NOTE 2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation
The Consolidated Financial Statements include the accounts of all majority-owned and controlled subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation, including the intercompany portion of transactions with equity method investees.
In addition, the Company evaluates its relationships with other entities to identify whether they are variable interest entities (“VIEs”) as defined by ASC 810-10, Consolidation and whether the Company is the primary beneficiary. In determining whether the Company is the primary beneficiary of a VIE, it assesses whether it has the power to direct matters that most significantly impact the activities of the VIE and has the obligation to absorb losses or the right to receive benefits from the VIE that could potentially be significant to the VIE. The Company would consolidate any investments in which it was determined to be the primary beneficiary of a VIE.
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
Cash and Cash Equivalents
Cash and cash equivalents consist of cash on hand and other investments that are readily convertible into cash with original maturities of three months or less. The Company’s cash and cash equivalents balance as of June 30, 2026 and 2025 also includes $255 million and $280 million, respectively, which is not readily accessible by the Company as it is held by REA Group Limited (“REA Group”), a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance. The Company classifies cash as restricted when the cash is unavailable for use in its general operations. The Company had no restricted cash as of June 30, 2026 and 2025.

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
Receivables, net consist of:

	As of June 30,
	2026	2025
	(in millions)
Receivables	$1,807	$1,618
Less: allowances	(50)	(56)
Receivables, net	$1,757	$1,562
The Company’s receivables did not represent significant concentrations of credit risk as of June 30, 2026 or June 30, 2025 due to the wide variety of customers, markets and geographic areas to which the Company’s products and services are sold.
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
Investments
Investments in and advances to equity investments or joint ventures in which the Company has significant influence, but is not the primary beneficiary, and has less than a controlling voting interest, are accounted for using the equity method in accordance with ASC 323, Investments—Equity Method and Joint Ventures. Significant influence is generally presumed to exist when the Company owns an interest between 20% and 50% or when the Company has the ability to exercise significant influence. Under the equity method of accounting, the Company includes its investments and amounts due to and from such investments in its Balance Sheets. The Company’s Statements of Operations include the Company’s share of the investees’ earnings (losses) and the Company’s Statements of Cash Flows include all cash received from or paid to the investee.
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
Investments in which the Company is presumed not to have significant influence (generally less than a 20% ownership interest) or does not have the ability to exercise significant influence are accounted for in accordance with ASC 321, Investments—Equity Securities. Gains and losses on equity securities with readily determinable fair market values are recorded in Other, net in the Statement of Operations based on the closing price at the end of each reporting period. Equity securities without readily determinable fair market values are valued at cost, less any impairment, plus or minus changes in fair value resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer.

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
The Company monitors its positions with, and the credit quality of, the financial institutions which are counterparties to its financial instruments. The Company is exposed to credit loss in the event of nonperformance by the counterparties to the agreements. As of June 30, 2026, the Company did not anticipate nonperformance by any of the counterparties.
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
Leases
Leases are classified as either finance leases or operating leases. A lease is classified as a finance lease if any one of the following criteria are met: the lease transfers ownership of the asset by the end of the lease term, the lease contains an option to purchase the asset that is reasonably certain to be exercised, the lease term is for a major part of the remaining useful life of the asset or the present value of the lease payments equals or exceeds substantially all of the fair value of the asset. A lease is classified as an operating lease if it does not meet any one of these criteria. The Company’s operating leases primarily consist of real estate, including office space, warehouse space and printing facilities. The Company has no finance leases as of June 30, 2026.
For operating leases, minimum lease payments, including minimum scheduled rent increases, are recognized as rent expense on a straight-line basis over the applicable lease terms. For finance leases, lease expense consists of the depreciation of the right-of-use asset, as well as interest expense recognized on the lease liability based on the effective interest method using the rate implicit in the lease or the Company’s incremental borrowing rate. A lease’s term begins on the date that the Company obtains possession of the leased premises and goes through the expected lease termination date. See Note 10—Leases.

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
Goodwill is reviewed for impairment at a reporting unit level. Reporting units are determined based on an evaluation of the Company’s operating segments and the components making up those operating segments. For purposes of its goodwill impairment review, the Company has identified Dow Jones, REA Group, Move, Inc. (“Move”), HarperCollins, the Australian newspapers, the U.K. newspapers, Wireless Group plc (“News Broadcasting”), the New York Post, Australian News Channel (“ANC”) and Storyful Limited (“Storyful”) as its reporting units.
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
Borrowings
Loans and borrowings are initially recognized at the fair value of the consideration received. Transaction costs are recorded within current borrowings (current portion) and non-current borrowings (long-term portion) in the Consolidated Balance Sheets. They are subsequently recognized at amortized cost using the effective interest method. Debt may be considered extinguished when it has been modified and the terms of the new debt instruments and old debt instruments are substantially different, as that term is defined in the debt modification guidance in ASC 470-50, Debt—Modifications and Extinguishments. The Company classifies the current portion of long term debt as non-current liabilities on the Balance Sheets when it has the intent and ability to refinance the obligation on a long-term basis, in accordance with ASC 470, Debt. See Note 9—Borrowings.
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
Fair Value Measurements
The Company has various financial instruments that are measured at fair value on a recurring basis, including certain marketable securities and derivatives. The Company also applies the provisions of fair value measurement to various non-recurring measurements for the Company’s non-financial assets and liabilities. With the exception of investments measured using the net asset value per share practical expedient in accordance with ASC 820, Fair Value Measurements (“ASC 820”), or ASC 825-10, Recognition and Measurement of Financial Assets and Financial Liabilities, the Company measures assets and liabilities in accordance with ASC 820, using inputs from the following three levels of the fair value hierarchy: (i) inputs that are quoted prices in active markets for identical assets or liabilities (“Level 1”); (ii) inputs other than quoted prices included within Level 1 that are observable, including quoted prices for similar assets or liabilities (“Level 2”); and (iii) unobservable inputs that require the entity to use its own best estimates about market participant assumptions (“Level 3”). See Note 11—Financial Instruments and Fair Value Measurements.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Treasury Stock
The Company accounts for treasury stock using the cost method. Upon the retirement of treasury stock, the Company allocates the value of treasury shares between common stock, additional paid-in capital and accumulated deficit. All shares repurchased to date under the Stock Repurchase Programs have been retired. See Note 12—Stockholders’ Equity.
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
Advertising Expenses
The Company expenses advertising costs as incurred in accordance with ASC 720-35, Other Expenses—Advertising Cost. Advertising and promotional expenses recognized totaled $545 million, $505 million and $491 million for the fiscal years ended June 30, 2026, 2025 and 2024, respectively.
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
Recently Issued Accounting Pronouncements
Adopted
In December 2023, the Financial Accounting Standards Board (“FASB”) issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). The amendments in ASU 2023-09 require disaggregated disclosure of material categories in effective tax rate reconciliations as well as disclosure of income taxes paid by specific domestic and foreign jurisdictions. Additionally, the amendments eliminate certain disclosures currently required under Topic 740. ASU 2023-09 is effective for the Company’s annual reporting periods beginning on July 1, 2025, with early adoption permitted. The Company adopted ASU 2023-09 on a prospective basis as of June 30, 2026.
Issued
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
NOTE 3. DISCONTINUED OPERATIONS
Foxtel
During the second quarter of fiscal 2025, the Company entered into a definitive agreement to sell the Foxtel Group (“Foxtel”) to DAZN Group Limited (“DAZN”) and the sale closed on April 2, 2025. The results of operations and cash flows of Foxtel have been classified as discontinued operations for all periods presented in accordance with ASC 205-20, Discontinued Operations, as the disposition reflected a strategic shift that had a major effect on the Company’s operations and financial results. Upon reclassification of Foxtel’s results, the Company determined that the Subscription Video Services segment was no longer a reportable segment, and the residual results of the segment were aggregated into the News Media segment. News Media segment results have been recast to reflect this change for all periods presented. See Note 20—Segment Information.
In all periods presented, transactions between Foxtel and the continuing operations of the Company that did not continue after the sale are eliminated, whereas those that continued are no longer eliminated.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the results of operations from the discontinued operations of Foxtel for the fiscal years ended June 30, 2025 and 2024:

	For the fiscal years ended June 30,
	2025	2024
	(in millions)
Revenues	$1,393	$1,908
Operating expenses	(940)	(1,285)
Selling, general and administrative	(236)	(325)
Depreciation and amortization(a)	(156)	(294)
Impairment and restructuring charges	(2)	(5)
Interest expense, net	(51)	(67)
Other, net(b)	721	29
Income (loss) before income tax (expense) benefit	729	(39)
Income tax (expense) benefit	(37)	14
Net income (loss)	692	(25)
Net loss attributable to noncontrolling interests	8	22
Net income (loss) attributable to News Corporation stockholders	$700	$(3)
(a)Depreciation and amortization is not recognized for long-lived assets subsequent to their classification as held for sale.
(b)For fiscal 2025, Other, net primarily consists of the $716 million pre-tax gain on the sale of Foxtel.
NOTE 4. REVENUES
Disaggregated Revenue
The following tables present the Company’s disaggregated revenues by type and segment for the fiscal years ended June 30, 2026, 2025 and 2024:

	For the fiscal year ended June 30, 2026
	Dow Jones	Digital Real Estate Services	Book Publishing	News Media	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$2,020	$8	$—	$1,175	$3,203
Advertising	418	169	—	804	1,391
Consumer	—	—	2,185	—	2,185
Real estate	—	1,571	—	—	1,571
Other	59	268	103	248	678
Total Revenues	$2,497	$2,016	$2,288	$2,227	$9,028

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the fiscal year ended June 30, 2025
	Dow Jones	Digital Real Estate Services	Book Publishing	News Media	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$1,884	$7	$—	$1,118	$3,009
Advertising	396	151	—	820	1,367
Consumer	—	—	2,047	—	2,047
Real estate	—	1,410	—	—	1,410
Other	51	234	102	232	619
Total Revenues	$2,331	$1,802	$2,149	$2,170	$8,452

	For the fiscal year ended June 30, 2024
	Dow Jones	Digital Real Estate Services	Book Publishing	News Media	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$1,771	$10	$—	$1,128	$2,909
Advertising	405	136	—	859	1,400
Consumer	—	—	2,000	—	2,000
Real estate	—	1,284	—	—	1,284
Other	55	228	93	283	659
Total Revenues	$2,231	$1,658	$2,093	$2,270	$8,252
Contract Liabilities and Assets
The Company’s deferred revenue balance primarily relates to amounts received from customers for subscriptions paid in advance of the services being provided. The following table presents changes in the deferred revenue balance for the fiscal years ended June 30, 2026 and 2025:

	For the fiscal years ended June 30,
	2026	2025
	(in millions)
Beginning balance	$498	$483
Deferral of revenue	3,278	3,198
Recognition of deferred revenue(a)	(3,229)	(3,197)
Other	(4)	14
Ending balance	$543	$498
(a)For the fiscal years ended June 30, 2026 and 2025, the Company recognized approximately $473 million and $451 million, respectively, of revenue which was included in the opening deferred revenue balance.
The Company had contract assets of $73 million and $53 million as of June 30, 2026 and 2025, respectively.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
During the fiscal year ended June 30, 2026, the Company recognized approximately $447 million in revenues related to performance obligations that were satisfied or partially satisfied in a prior reporting period. The remaining transaction price related to unsatisfied performance obligations as of June 30, 2026 was approximately $1,259 million, of which approximately $487 million is expected to be recognized in fiscal 2027, $283 million is expected to be recognized in fiscal 2028 and $181 million is expected to be recognized in fiscal 2029, with the remainder to be recognized thereafter. These amounts do not include (i) contracts with an expected duration of one year or less, (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage and (iii) variable consideration allocated to performance obligations accounted for under the series guidance that meets the allocation objective under ASC 606.
NOTE 5. RESTRUCTURING PROGRAMS
The Company recorded restructuring charges of $86 million, $120 million and $89 million for the fiscal years ended June 30, 2026, 2025 and 2024, respectively.
Changes in restructuring program liabilities were as follows:

	One-time employee termination benefits	Other costs	Total
	(in millions)
Balance, June 30, 2023	$48	$41	$89
Additions	83	6	89
Payments	(106)	(12)	(118)
Other	(1)	—	(1)
Balance, June 30, 2024	$24	$35	$59
Additions	100	20	120
Payments	(75)	(9)	(84)
Other	(7)	—	(7)
Balance, June 30, 2025	$42	$46	$88
Additions	86	—	86
Payments	(102)	(6)	(108)
Other	3	(1)	2
Balance, June 30, 2026	$29	$39	$68
As of June 30, 2026 and June 30, 2025 restructuring liabilities of approximately $34 million and $46 million, respectively, were included in the Balance Sheet in Other current liabilities and $34 million and $42 million, respectively, were included in Other non-current liabilities.
NOTE 6. INVESTMENTS
The Company’s investments were comprised of the following:

	Ownership Percentage as of June 30, 2026	As of June 30,
		2026	2025
		(in millions)
Equity method investments(a)	various	$95	$85
Equity and other securities(b)	various	907	931
Total Investments		$1,002	$1,016
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
The components comprising total gains and losses on equity securities are set forth below:

	For the fiscal years ended June 30,
	2026	2025	2024
	(in millions)
Total gains (losses) recognized on equity securities	$(20)	$21	$(13)
Less: Net gains (losses) recognized on equity securities sold or impaired	(1)	—	—
Unrealized gains (losses) recognized on equity securities held at end of period	$(19)	$21	$(13)
Equity Losses of Affiliates
The Company’s share of the losses of its equity affiliates was $8 million, $15 million and $6 million for the fiscal years ended June 30, 2026, 2025 and 2024, respectively.
NOTE 7. PROPERTY, PLANT AND EQUIPMENT

	Original Useful Lives	As of June 30,
		2026	2025
		(in millions)
Property, plant and equipment:
Land		$123	$123
Buildings and leaseholds	3 to 50 years	1,506	1,511
Machinery and equipment	2 to 25 years	732	752
Capitalized software	2 to 15 years	1,789	1,753
Construction in progress		93	113
Total Property, plant and equipment		4,243	4,252
Accumulated depreciation and amortization(a)		(2,845)	(2,921)
Total Property, plant and equipment, net		$1,398	$1,331
(a)Includes accumulated amortization of capitalized software of approximately $1,086 million and $1,149 million as of June 30, 2026 and 2025, respectively.
Depreciation and amortization related to property, plant and equipment was $385 million, $361 million and $341 million for the fiscal years ended June 30, 2026, 2025 and 2024, respectively. This includes amortization of capitalized software of $304 million, $281 million and $252 million for the fiscal years ended June 30, 2026, 2025 and 2024, respectively.
Fixed Asset Impairments
During the fiscal year ended June 30, 2024, the Company recognized non-cash impairment charges of $22 million at the News Media segment related to the write-down of fixed assets associated with the combination of News UK’s printing operations with those of DMG Media.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 8. GOODWILL AND OTHER INTANGIBLE ASSETS
The net carrying values of the Company’s intangible assets for the fiscal years ended June 30, 2026 and June 30, 2025 were as follows:

	As of June 30,
	2026	2025
	(in millions)
Intangible Assets Not Subject to Amortization
Trademarks and tradenames	$272	$276
Newspaper mastheads	281	281
Imprints	239	250
Radio broadcast licenses	109	123
Total intangible assets not subject to amortization	901	930
Intangible Assets Subject to Amortization
Publishing rights	245	267
Customer relationships	671	708
Other	20	25
Total intangible assets subject to amortization, net	936	1,000
Total Intangible assets, net	$1,837	$1,930
Information related to amortizable intangible assets and related accumulated amortization for the fiscal years ended June 30, 2026 and June 30, 2025 is summarized below:

	Useful lives	As of June 30,
		2026			2025
		Gross	Accumulated Amortization	Net	Gross	Accumulated Amortization	Net
		(in millions)
Publishing rights(a)	3 to 30 years	$689	$444	$245	$677	$410	$267
Customer relationships(b)	3 to 25 years	1,396	725	671	1,373	665	708
Other(c)	3 to 15 years	125	105	20	125	100	25
Total		$2,210	$1,274	$936	$2,175	$1,175	$1,000
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
Amortization expense related to amortizable intangible assets was $100 million, $98 million and $99 million for the fiscal years ended June 30, 2026, 2025 and 2024, respectively.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Based on the current amount of amortizable intangible assets, the estimated amortization expense for each of the succeeding five fiscal years is as follows:

As of June 30, 2026
(in millions)
Fiscal 2027	$97
Fiscal 2028	93
Fiscal 2029	87
Fiscal 2030	83
Fiscal 2031	69
The changes in the carrying value of goodwill, by segment, are as follows:

	Dow Jones	Digital Real Estate Services	Book Publishing	News Media	Total Goodwill
	(in millions)
Balance, June 30, 2024	$2,195	$1,604	$406	$131	$4,336
Acquisitions	44	(8)	16	—	52
Foreign exchange and other	—	(21)	2	4	(15)
Balance, June 30, 2025	$2,239	$1,575	$424	$135	$4,373
Acquisitions	29	94	6	2	131
Dispositions	—	(2)	—	—	(2)
Foreign exchange and other	—	45	(7)	2	40
Balance, June 30, 2026	$2,268	$1,712	$423	$139	$4,542
The carrying amount of goodwill as of June 30, 2026 and 2025 both reflected accumulated impairments of $3.9 billion principally relating to impairments at the Dow Jones and News Media segments that were recognized prior to the Company’s separation of its businesses from Twenty-First Century Fox, Inc. (“21st Century Fox”) on June 28, 2013 (the “Separation”).
Annual Impairment Assessments
In accordance with ASC 350, the Company’s goodwill and indefinite-lived intangible assets are tested for impairment annually in the fourth quarter or earlier if events occur or circumstances change that would more likely than not reduce the fair values below their carrying amounts. See Note 2—Summary of Significant Accounting Policies.
Fiscal 2026
The performance of the Company’s annual impairment analysis resulted in a $9 million impairment of an indefinite-lived intangible asset and no impairments to goodwill in fiscal 2026. The Company utilized the qualitative assessment for certain of its reporting units and indefinite-lived intangible assets. The qualitative tests performed considered various factors since the performance of the last quantitative test, including, but not limited to, macroeconomic conditions, industry and company-specific trends and parent company share price performance. Significant unobservable inputs utilized in the income approach valuation method for quantitative assessments were discount rates (ranging from 8.5% to 16.0%), long-term growth rates (ranging from 2.0% to 3.0%) and royalty rates (ranging from 0.25% to 5.0%). Significant unobservable inputs utilized in the market approach valuation method for quantitative assessments were EBITDA and revenue multiples from guideline public companies operating in similar industries (ranging from 4.0x to 10.3x and 1.5x to 2.3x, respectively) and control premiums (ranging from 5.0% to 10.0%). Significant increases (decreases) in royalty rates, growth rates, control premiums and multiples, assuming no change in discount rates, would result in a significantly higher (lower) fair value measurement. Significant decreases (increases) in discount rates, assuming no changes in royalty rates, growth rates, control premiums and multiples, would result in a significantly higher (lower) fair value measurement.

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
NOTE 9. BORROWINGS
The Company’s total borrowings consist of the following:

	Interest rate at June 30, 2026	Maturity at June 30, 2026	As of June 30, 2026	As of June 30, 2025
			(in millions)
News Corporation
2026 Term loan A(a)	4.961%	Mar 27, 2031	499	—
2022 Term loan A(a)	N/A	N/A	—	475
2022 Senior notes	5.125%	Feb 15, 2032	495	494
2021 Senior notes	3.875%	May 15, 2029	995	993
Total borrowings			1,989	1,962
Less: current portion(b)			—	(25)
Long-term borrowings			$1,989	$1,937
(a)In March 2026, the Company entered into the 2026 Credit Agreement (as defined below). The Company has an interest rate swap derivative as discussed in Note 11—Financial Instruments and Fair Value Measurements. For the three months ended June 30, 2026, the Company was paying interest at an effective interest rate of 3.496%.
(b)The current portion of long term debt as of June 30, 2025 relates to required principal payments on the 2022 Term Loan A.
News Corporation Borrowings
As of June 30, 2026, News Corporation had (i) borrowings of $2.0 billion, including the current portion, consisting of its outstanding 2021 Senior Notes, 2022 Senior Notes (collectively, the “Senior Notes”) and the 2026 Term A Loans (as defined below), and (ii) $1 billion of undrawn commitments available under the 2026 Revolving Facility (as defined below).

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
2026 Amended and Restated Credit Agreement
In March 2026, the Company entered into an Amended and Restated Credit Agreement (the “2026 Credit Agreement”) that provides $1.5 billion of unsecured credit facilities (the “2026 Facilities”) to the Company to refinance its 2022 Credit Agreement and for general corporate purposes. The 2026 Facilities are comprised of a $1 billion five-year unsecured revolving credit facility (the “2026 Revolving Facility”) and a $500 million five-year unsecured term loan A credit facility (the “2026 Term A Facility,” and the loans under the 2026 Term A Facility are collectively referred to as “2026 Term A Loans”). The 2026 Revolving Facility has a sublimit of $100 million available for issuances of letters of credit. Under the 2026 Credit Agreement, the Company may request increases with respect to either of the 2026 Facilities in an aggregate principal amount not to exceed $250 million.
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
Interest on borrowings is based on either (a) an Alternative Currency Term Rate formula, (b) a Term SOFR formula, (c) an Alternative Currency Daily Rate formula ((a) through (c) each, a “Relevant Rate”) or (d) the Base Rate formula, each as set forth in the 2026 Credit Agreement. The applicable margin for borrowings under the 2026 Facilities and the commitment fee for undrawn balances under the 2026 Revolving Facility are based on the pricing grid in the 2026 Credit Agreement, which varies based on the Company’s debt rating as defined in the 2026 Credit Agreement. As of June 30, 2026, the Company was paying commitment fees of 0.15% on any undrawn balance under the 2026 Revolving Facility and, with respect to any outstanding borrowings under the 2026 Facilities, an applicable margin of 0.25% for a Base Rate borrowing and 1.25% for a Relevant Rate borrowing.
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
Senior Notes
The Senior Notes are the senior unsecured obligations of the Company and rank equally in right of payment with the Company’s other senior debt, including borrowings under the 2026 Facilities. In the event of specified change in control events, the Company must offer to purchase the outstanding Senior Notes from the holders at a purchase price equal to 101% of the principal amount, plus any accrued and unpaid interest. There are no financial maintenance covenants with respect to the Senior Notes. The indentures governing the applicable Senior Notes contain other covenants that, among other things and subject to certain exceptions, (i) limit the Company’s ability and the ability of its subsidiaries to incur any liens securing indebtedness for borrowed money and (ii) limit the Company’s ability to consolidate or merge with or into another person or sell or otherwise dispose of all or substantially all of the assets of the Company and its subsidiaries (taken as a whole).
REA Group Debt
As of June 30, 2026, REA Group had A$200 million of undrawn commitments available under its unsecured syndicated credit facility (the “2024 REA Credit Facility”). During the fiscal year ended June 30, 2026, REA Group amended its 2024 REA Credit Facility to reduce the total amount available under the facility to A$200 million. REA Group is a consolidated but non wholly-owned subsidiary of News Corp, and its indebtedness is only guaranteed by REA Group and certain of its subsidiaries and is non-recourse to News Corp.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Borrowings under the 2024 REA Credit Facility accrue interest at a rate of the Australian BBSY plus a margin of between 1.45% and 2.35%, depending on REA Group’s net leverage ratio. The 2024 REA Credit Facility carries a commitment fee of 40% of the applicable margin on any undrawn balance. REA Group may request increases in the amount of the 2024 REA Credit Facility up to a maximum amount of A$500 million, subject to the terms and limitations set forth in the syndicated facility agreement.
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
Covenants
The Company’s borrowings and those of its consolidated subsidiaries contain customary representations, covenants and events of default, including those discussed above. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the applicable debt agreements may be declared immediately due and payable. The Company was in compliance with all applicable covenants at June 30, 2026.
Future Maturities
The following table summarizes the Company’s debt maturities, excluding debt issuance costs, as of June 30, 2026:

As of June 30, 2026
(in millions)
Fiscal 2027	$—
Fiscal 2028	16
Fiscal 2029	1,016
Fiscal 2030	25
Fiscal 2031	443
Thereafter	500
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The total lease cost for operating leases included in the Statements of Operations was as follows:

		For the fiscal years ended June 30,
		2026	2025	2024
	Income Statement Location	(in millions)
Operating lease costs	Selling, general and administrative	$100	$106	$104
Operating lease costs	Operating expenses	9	10	10
Short term lease costs	Selling, general and administrative	26	23	21
Variable lease costs	Selling, general and administrative	30	27	24
Total lease costs		$165	$166	$159
Additional information related to the Company’s operating leases under ASC 842, Leases:

	As of June 30,
	2026	2025
Weighted-average remaining lease term	12.8 years	13.5 years
Weighted-average incremental borrowing rate	5.45%	5.32%

	For the fiscal years ended June 30,
	2026	2025	2024
	(in millions)
Cash paid — operating lease liabilities	$129	$138	$134
Operating lease right-of-use assets obtained in exchange for operating lease liabilities	38	33	13
Future minimum lease payments as of June 30, 2026 are as follows:

As of June 30, 2026
Operating Leases
(in millions)
Fiscal 2027	$127
Fiscal 2028	84
Fiscal 2029	80
Fiscal 2030	93
Fiscal 2031	88
Thereafter	871
Total future minimum lease payments	$1,343
Less: interest	(417)
Present value of minimum payments	$926
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
The following table summarizes the Company’s assets measured at fair value:

	As of June 30, 2026				As of June 30, 2025
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Interest rate derivatives—cash flow hedges	$—	$6	$—	$6	$—	$12	$—	$12
Equity and other securities	48	57	802	907	67	50	814	931
Total assets	$48	$63	$802	$913	$67	$62	$814	$943
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
Derivatives are classified as current or non-current in the Balance Sheets based on their maturity dates. Refer to the table below for further details:

		Fair value as of June 30,
	Balance Sheet Classification	2026	2025
		(in millions)
Interest rate derivatives—cash flow hedges	Other current assets	$6	$7
Interest rate derivatives—cash flow hedges	Other non-current assets	—	5
Cash Flow Hedges
The Company utilizes interest rate derivatives to mitigate interest rate risk in relation to future interest payments.
The total notional value of interest rate swap derivatives designated for hedging was approximately $450 million as of June 30, 2026 for News Corporation borrowings. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to March 2027. As of June 30, 2026, the Company estimates that approximately $6 million of net derivative gains related to its interest rate swap derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next twelve months.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following tables present the impact that changes in the fair values had on Accumulated other comprehensive loss and the Statements of Operations during the fiscal years ended June 30, 2026, 2025 and 2024 for derivatives designated as cash flow hedges:
Gains (losses) recognized in Accumulated other comprehensive loss for the fiscal years ended June 30, 2026, 2025 and 2024, by derivative instrument:

	For the fiscal years ended June 30,
	2026	2025	2024
	(in millions)
Interest rate derivatives—cash flow hedges	$3	$(3)	$10
(Gains) losses reclassified from Accumulated other comprehensive loss into the Statements of Operations for the fiscal years ended June 30, 2026, 2025 and 2024, by derivative instrument:

	Income Statement Classification	For the fiscal years ended June 30,
		2026	2025	2024
		(in millions)
Interest rate derivatives—cash flow hedges	Interest income (expense), net	$(9)	$(13)	$(17)
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are remeasured at fair value on a recurring basis, the Company has certain assets, primarily goodwill, intangible assets, property, plant and equipment, investments in equity securities without readily determinable fair values and equity method investments that are not required to be remeasured to fair value at the end of each reporting period. On an ongoing basis, the Company monitors whether events occur or circumstances change that would more likely than not reduce the fair values of these assets below their carrying amounts. If the Company determines that these assets are impaired, the Company would write down these assets to fair value. These nonrecurring fair value measurements are considered to be Level 3 in the fair value hierarchy. There have been no material current period or cumulative remeasurements of Level 3 equity and other securities.
Other Fair Value Measurements
As of June 30, 2026, the carrying value of the Company’s outstanding borrowings approximates the fair value. The 2022 Senior Notes and the 2021 Senior Notes are classified as Level 2 and the remaining borrowings are classified as Level 3 in the fair value hierarchy.
NOTE 12. STOCKHOLDERS’ EQUITY
Authorized Capital Stock
The Company’s authorized capital stock consists of 1,500,000,000 shares of Class A Common Stock, par value $0.01 per share, 750,000,000 shares of Class B Common Stock, par value $0.01 per share, 25,000,000 shares of Series Common Stock, par value $0.01 per share, and 25,000,000 shares of Preferred Stock, par value $0.01 per share.
Common Stock and Preferred Stock
Shares Outstanding—As of June 30, 2026, the Company had approximately 362 million shares of Class A Common Stock outstanding at a par value of $0.01 per share and approximately 181 million shares of Class B Common Stock outstanding at a par value of $0.01 per share. As of June 30, 2026, the Company had no shares of Series Common Stock or Preferred Stock outstanding.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Dividends—The following table summarizes the dividends declared and paid per share on both the Company’s Class A Common Stock and Class B Common Stock:

	For the fiscal years ended June 30,
	2026	2025	2024
Cash dividends paid per share	$0.20	$0.20	$0.20
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
Stock Repurchases
On September 22, 2021, the Company announced a stock repurchase program authorizing the Company to purchase up to $1 billion in the aggregate of the Company’s outstanding Class A Common Stock and Class B Common Stock (the “2021 Repurchase Program”), which was completed during the fiscal year ended June 30, 2026. On July 15, 2025, the Company announced a new stock repurchase program authorizing the Company to purchase up to $1 billion in the aggregate of the Company’s outstanding Class A Common Stock and Class B Common Stock (the “2025 Repurchase Program” and, together with the 2021 Repurchase Program, the “Stock Repurchase Programs”), which was in addition to the remaining authorized amount under the 2021 Repurchase Program at that time.
The manner, timing, number and share price of any repurchases will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market conditions, applicable securities laws, alternative investment opportunities and other factors. As of June 30, 2026, there was no authorized amount remaining under the 2021 Repurchase Program, and the remaining authorized amount under the 2025 Repurchase Program was approximately $667 million. The 2025 Repurchase Program has no time limit and may be modified, suspended or discontinued at any time.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the shares repurchased and subsequently retired under the Stock Repurchase Programs and the related consideration paid, excluding associated taxes, fees, commissions or other costs, during the fiscal years ended June 30, 2026, 2025 and 2024:

	For the fiscal years ended June 30,
	2026		2025		2024
	Shares	Amount	Shares	Amount	Shares	Amount
	(in millions)
Class A Common Stock	16.2	$423	3.5	$97	3.4	$79
Class B Common Stock	7.5	220	1.8	53	1.6	38
Total	23.7	$643	5.3	$150	5.0	$117
Additionally, on February 6, 2026, REA Group announced a share repurchase program authorizing REA Group to purchase up to A$200 million of its outstanding fully paid ordinary shares listed on the ASX (ASX: REA) which was completed during the fiscal year ended June 30, 2026. For the fiscal year ended June 30, 2026, REA Group repurchased A$200 million (approximately $141 million) of its shares.
Stockholders Agreement
On September 8, 2025, the Company entered into a new stockholders agreement (the “New Stockholders Agreement”) with LGC Holdco, LLC (“LGC Holdco”) and certain Murdoch family trusts (collectively, the “LGC Family Trusts”). In connection with this decision, the stockholders agreement between the Company and the Murdoch Family Trust (See Note 12—Stockholders’ Equity in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2025) was terminated.
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
The following table summarizes the Company’s equity-based compensation expense reported in the Statements of Operations:

	For the fiscal years ended June 30,
	2026	2025	2024
	(in millions)
Total equity compensation expense	$77	$84	$91
As of June 30, 2026, the total compensation cost not yet recognized for all unvested awards held by participants was approximately $63 million and is expected to be recognized over a weighted average period of between one and two years. The total intrinsic value of all outstanding awards was approximately $175 million as of June 30, 2026.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The tax benefit recognized on PSUs and RSUs for participants that vested during the applicable fiscal year was $14 million, $13 million and $14 million for the fiscal years ended June 30, 2026, 2025 and 2024, respectively.
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
During fiscal 2026, 2025 and 2024, certain participants in the 2013 LTIP received grants of PSUs which have a three-year performance measurement period. The number of shares that will be issued upon vesting of these PSUs can range from 0% to 200% of the target award, subject to three-year performance conditions based on a combination of cumulative business-unit-specific revenue, EBITDA and free cash flow, or the Company’s cumulative earnings per share, cumulative free cash flow and three-year total stockholder return relative to the individual companies that comprise the S&P 1500 Media Index. Vesting of the awards is generally subject to the participants’ continued service with the Company through the applicable vesting date.
The following table summarizes information related to grants of PSUs during the fiscal years ended June 30, 2026, 2025 and 2024:

	For the fiscal years ended June 30,
	2026	2025	2024
	(in millions)
Class A Common Stock-settled PSUs granted	0.4	0.7	0.7
Cash-settled PSUs(a) granted	0.3	0.3	0.5
Total PSUs granted	0.7	1.0	1.2
(a)Granted to executive Directors and to employees in certain foreign locations and settled in cash, assuming performance conditions are met.
The following table summarizes information related to vests of PSUs during the fiscal years ended June 30, 2026, 2025 and 2024:

	For the fiscal years ended June 30,
	2026		2025		2024
	Shares	Settlement Value(a)	Shares	Settlement Value(a)	Shares	Settlement Value(a)
	(in millions)
Class A Common Stock-settled PSUs vested	0.5	$14	0.5	$12	1.3	$28
Cash-settled PSUs vested	0.5	15	0.4	13	1.1	24
Total PSUs vested	1.0	$29	0.9	$25	2.4	$52
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
During fiscal 2026, 2025 and 2024, certain participants in the 2013 LTIP received grants of time-vested RSUs. Vesting of the awards is generally subject to the participants’ continued service with the Company through the applicable vesting date. These RSUs generally have graded vesting, primarily over three years.
The following table summarizes information related to grants of RSUs during the fiscal years ended June 30, 2026, 2025 and 2024:

	For the fiscal years ended June 30,
	2026	2025	2024
	(in millions)
Class A Common Stock-settled RSUs granted	2.1	2.1	2.6
Cash-settled RSUs(a) granted	0.4	0.4	0.5
Total RSUs granted	2.5	2.5	3.1
(a)Granted to executive Directors and to employees in certain foreign locations.
The following table summarizes information related to vests of RSUs during the fiscal years ended June 30, 2026, 2025 and 2024:

	For the fiscal years ended June 30,
	2026		2025		2024
	Shares	Settlement Value(a)	Shares	Settlement Value(a)	Shares	Settlement Value(a)
	(in millions)
Class A Common Stock-settled RSUs vested	2.2	$62	2.2	$59	2.3	$50
Cash-settled RSUs vested	0.4	13	0.5	13	0.5	11
Total RSUs vested	2.6	$75	2.7	$72	2.8	$61
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the activity related to the target PSUs and RSUs granted to participants that will be settled in shares of the Company (PSUs and RSUs in thousands):

	Fiscal 2026		Fiscal 2025		Fiscal 2024
	Number of shares	Weighted average grant-date fair value	Number of shares	Weighted average grant-date fair value	Number of shares	Weighted average grant-date fair value
PSUs and RSUs
Unvested units at beginning of the year	5,815	$23.34	6,256	$20.73	6,764	$19.40
Granted(a)	2,317	30.97	2,705	27.65	3,885	20.66
Vested	(2,574)	21.82	(2,639)	21.26	(3,632)	18.31
Cancelled(b)	(417)	27.23	(507)	23.73	(761)	20.12
Unvested units at the end of the year	5,141	$26.68	5,815	$23.34	6,256	$20.73
(a)For fiscal 2026, includes 0.4 million target PSUs and 2.1 million RSUs granted and a payout adjustment of (0.2) million PSUs due to the actual performance level achieved for PSUs granted in fiscal 2023 that vested during fiscal 2026.
For fiscal 2025, includes 0.7 million target PSUs and 2.1 million RSUs granted and a payout adjustment of (0.1) million PSUs due to the actual performance level achieved for PSUs granted in fiscal 2022 that vested during fiscal 2025.
For fiscal 2024, includes 0.7 million target PSUs and 2.6 million RSUs granted and a payout adjustment of 0.6 million PSUs due to the actual performance level achieved for PSUs granted in fiscal 2021 that vested during fiscal 2024.
(b)For fiscal 2026, includes 0.1 million of target PSUs and 0.4 million RSUs cancelled.
For fiscal 2025, includes 0.1 million of target PSUs and 0.4 million RSUs cancelled.
For fiscal 2024, includes 0.1 million of target PSUs and 0.7 million RSUs cancelled.
NOTE 14. EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share under ASC 260, Earnings per Share:

	For the fiscal years ended June 30,
	2026	2025	2024
	(in millions, except per share amounts)
Net income from continuing operations	$743	$648	$379
Net income (loss) from discontinued operations, net of tax	—	692	(25)
Net income	743	1,340	354
Net income attributable to noncontrolling interests from continuing operations	(170)	(168)	(110)
Net loss attributable to noncontrolling interests from discontinued operations	—	8	22
Net income attributable to News Corporation stockholders	$573	$1,180	$266

Weighted-average number of shares of common stock outstanding—basic	556.5	567.7	571.2
Dilutive effect of equity awards	1.9	2.2	2.3
Weighted-average number of shares of common stock outstanding—diluted	558.4	569.9	573.5

Net income (loss) attributable to News Corporation stockholders per share:
Basic:
Continuing operations	$1.03	$0.85	$0.47
Discontinued operations	—	1.23	—
	$1.03	$2.08	$0.47
Diluted:
Continuing operations	$1.03	$0.84	$0.47
Discontinued operations	—	1.23	(0.01)
	$1.03	$2.07	$0.46

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 15. RELATED PARTY TRANSACTIONS
Related Party Transactions
In the ordinary course of business, the Company enters into transactions with related parties to purchase and/or sell advertising and administrative services.
The following table sets forth the net revenue (expense) from related parties included in the Statements of Operations:

	For the fiscal years ended June 30,
	2026	2025	2024
	(in millions)
Related party revenue (expense), net	$(42)	$(53)	$(27)
The following table sets forth the amount of receivables due from and payables due to related parties outstanding on the Balance Sheets:

	As of June 30,
	2026	2025
	(in millions)
Accounts receivable from related parties	$24	$14
Accounts payable to related parties	11	16
In addition, refer to Note 16—Commitments and Contingencies for discussion of the U.K. Newspaper Matters.
NOTE 16. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has commitments under certain firm contractual arrangements to make future payments. These firm commitments secure the current and future rights to various assets and services to be used in the normal course of operations. The following table summarizes the Company’s material firm commitments as of June 30, 2026:

	As of June 30, 2026
	Payments Due by Period
	Less than 1 year	1-3 years	3-5 years	More than 5 years	Total
	(in millions)
Purchase obligations(a)	$358	$311	$70	$77	$816
Operating leases(b)	133	186	198	1,017	1,534
Borrowings(c)	—	1,031	469	500	2,000
Interest payments on borrowings(d)	82	184	90	26	382
Total commitments and contractual obligations	$573	$1,712	$827	$1,620	$4,732
(a)The Company has commitments under purchase obligations related to technology infrastructure services, marketing agreements, content licensing costs and other legally binding commitments.
(b)The Company’s leases include office facilities, warehouse facilities, printing plants and equipment. These leases, which are classified as operating leases, are expected to be paid at certain dates through fiscal 2048. Amounts reflected represent only the Company’s lease obligations for which it has firm commitments.
(c)See Note 9—Borrowings.
(d)Reflects the Company’s expected future interest payments based on borrowings outstanding and interest rates applicable at June 30, 2026. Such rates are subject to change in future periods. See Note 9—Borrowings.

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
In July 2026, a class action settlement with Anthropic PBC, covering HarperCollins as a class member, received final court approval. As the timing and amount of any potential proceeds receivable under the settlement remain subject to the claims process, the Company has not yet recognized any gain related to this matter.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
U.K. Newspaper Matters
Civil claims have been brought against the Company with respect to, among other things, voicemail interception and inappropriate payments to public officials at the Company’s former publication, The News of the World, and at The Sun, and related matters (the “U.K. Newspaper Matters”). The Company has admitted liability in many civil cases and has settled a number of cases and claims. In connection with the Separation, the Company and 21st Century Fox agreed in the Separation and Distribution Agreement (the “SDA”) that 21st Century Fox would indemnify the Company on an after-tax basis for payments made after June 28, 2013 arising out of civil claims and investigations relating to the U.K. Newspaper Matters as well as related legal and professional fees and expenses, other than in the limited circumstances set forth in the SDA. These indemnification obligations were subsequently assigned, conveyed and transferred to FOX Corporation (“FOX”) as part of its separation from 21st Century Fox.
The net expense related to the U.K. Newspaper Matters in Selling, general and administrative was $1 million, $9 million and $8 million for the fiscal years ended June 30, 2026, June 30, 2025 and June 30, 2024, respectively. As of June 30, 2026, the Company has provided for its best estimate of the costs incurred and liability for the claims that have been filed and has accrued approximately $8 million. The amount to be indemnified by FOX of approximately $17 million was recorded as a receivable in Other current assets on the Balance Sheet as of June 30, 2026. The Company is not able to predict the ultimate outcome or cost of the civil claims, and it is possible that these proceedings and any adverse resolution thereof could negatively impact its results of operations and financial condition.
NOTE 17. RETIREMENT BENEFIT OBLIGATIONS
The Company’s employees participate in various defined benefit pension and postretirement plans sponsored by the Company and its subsidiaries. Plans in the U.S., U.K., Australia, and other foreign plans are accounted for as defined benefit pension plans. Accordingly, the funded and unfunded position of each plan is recorded in the Balance Sheets. Actuarial gains and losses that have not yet been recognized through net income are recorded in Accumulated other comprehensive loss, net of taxes, until they are amortized as a component of net periodic benefit cost. The determination of benefit obligations and the recognition of expenses related to the plans are dependent on various assumptions. The major assumptions primarily relate to discount rates, expected long-term rates of return on plan assets and mortality rates. Management develops each assumption using relevant company experience in conjunction with market-related data for each individual country in which such plans exist. The funded status of the plans can change from year to year, but the assets of the funded plans have been sufficient to pay all benefits that came due in each of fiscal 2026, 2025 and 2024.
Summary of Funded Status
The Company uses a June 30 measurement date for all pension and postretirement benefit plans. The combined domestic and foreign pension and postretirement benefit plans resulted in a net pension and postretirement benefits asset (liability) of $62 million and $38 million at June 30, 2026 and 2025, respectively. The Company recognized these amounts in the Balance Sheets at June 30, 2026 and 2025 as follows:

	Pension Benefits
	Domestic		Foreign		Postretirement benefits		Total
	2026	2025	2026	2025	2026	2025	2026	2025
	(in millions)
Other non-current assets	$3	$—	$166	$165	$—	$—	$169	$165
Other current liabilities	(1)	—	(3)	(3)	(6)	(7)	(10)	(10)
Retirement benefit obligations	(6)	(19)	(47)	(50)	(44)	(48)	(97)	(117)
Net asset (liability) recognized	$(4)	$(19)	$116	$112	$(50)	$(55)	$62	$38

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the change in the projected benefit obligation, change in the fair value of the Company’s plan assets and funded status:

	Pension Benefits
	Domestic		Foreign		Postretirement Benefits		Total
	As of June 30,
	2026	2025	2026	2025	2026	2025	2026	2025
	(in millions)
Projected benefit obligation, beginning of the year	$220	$228	$598	$590	$55	$56	$873	$874
Service cost	—	—	1	1	—	—	1	1
Interest cost	10	12	29	29	2	3	41	44
Benefits paid	(22)	(26)	(42)	(40)	(5)	(7)	(69)	(73)
Settlements(a)	—	—	(3)	(6)	—	—	(3)	(6)
Actuarial (gain) loss	—	6	(10)	(20)	(2)	2	(12)	(12)
Foreign exchange rate changes	—	—	(20)	44	—	1	(20)	45
Projected benefit obligation, end of the year	208	220	553	598	50	55	811	873
Change in the fair value of plan assets for the Company’s benefit plans:
Fair value of plan assets, beginning of the year	201	200	710	686	—	—	911	886
Actual return on plan assets	15	10	24	14	—	—	39	24
Employer contributions	10	17	4	3	—	—	14	20
Benefits paid	(22)	(26)	(42)	(40)	—	—	(64)	(66)
Settlements(a)	—	—	(3)	(6)	—	—	(3)	(6)
Foreign exchange rate changes	—	—	(24)	53	—	—	(24)	53
Fair value of plan assets, end of the year	204	201	669	710	—	—	873	911
Funded status	$(4)	$(19)	$116	$112	$(50)	$(55)	$62	$38
(a)Amounts related to payments made to former employees of the Company in full settlement of their pension benefits.
Amounts recognized in Accumulated other comprehensive loss consist of:

	Pension Benefits
	Domestic		Foreign		Postretirement Benefits		Total
	As of June 30,
	2026	2025	2026	2025	2026	2025	2026	2025
	(in millions)
Actuarial losses (gains)	$109	$118	$314	$331	$(8)	$(6)	$415	$443
Prior service cost (benefit)	—	—	6	7	(15)	(20)	(9)	(13)
Net amounts recognized	$109	$118	$320	$338	$(23)	$(26)	$406	$430
Accumulated pension benefit obligations as of June 30, 2026 and 2025 were $759 million and $818 million, respectively.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Below is information about funded and unfunded pension plans:

	Domestic Pension Benefits
	Funded Plans		Unfunded Plans		Total
	As of June 30,
	2026	2025	2026	2025	2026	2025
	(in millions)
Projected benefit obligation	$201	$213	$7	$7	$208	$220
Accumulated benefit obligation	201	213	7	7	208	220
Fair value of plan assets	204	201	—	—	204	201

	Foreign Pension Benefits
	Funded Plans		Unfunded Plans		Total
	As of June 30,
	2026	2025	2026	2025	2026	2025
	(in millions)
Projected benefit obligation	$503	$545	$50	$53	$553	$598
Accumulated benefit obligation	501	545	50	53	551	598
Fair value of plan assets	669	710	—	—	669	710
The accumulated benefit obligations exceeds the fair value of plan assets for all unfunded pension plans.
Summary of Net Periodic Benefit Costs
The Company recorded $3 million, $10 million and $28 million in net periodic benefit costs in the Statements of Operations for the fiscal years ended June 30, 2026, 2025 and 2024, respectively. The Company utilizes the full yield-curve approach to estimate the service and interest cost components of net periodic benefit costs for its pension and other postretirement benefit plans.
The amortization of amounts related to unrecognized prior service costs (credits), deferred losses and settlements, curtailments and other were reclassified out of Other comprehensive income as a component of net periodic benefit costs. The components of net periodic benefit costs were as follows:

	Pension Benefits
	Domestic			Foreign			Postretirement Benefits			Total
	For the fiscal years ended June 30,
	2026	2025	2024	2026	2025	2024	2026	2025	2024	2026	2025	2024
	(in millions)
Service cost benefits earned during the period	$—	$—	$—	$1	$1	$1	$—	$—	$—	$1	$1	$1
Interest costs on projected benefit obligations	10	12	13	29	29	33	2	3	3	41	44	49
Expected return on plan assets	(11)	(11)	(12)	(44)	(40)	(37)	—	—	—	(55)	(51)	(49)
Amortization of deferred losses	5	5	5	15	15	15	—	—	—	20	20	20
Amortization of prior service credits	—	—	—	—	—	—	(4)	(4)	(4)	(4)	(4)	(4)
Settlements, curtailments and other	—	—	—	—	—	11	—	—	—	—	—	11
Net periodic benefit costs (income) – Total	$4	$6	$6	$1	$5	$23	$(2)	$(1)	$(1)	$3	$10	$28

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	Pension Benefits
	Domestic			Foreign			Postretirement Benefits
	For the fiscal years ended June 30,
	2026	2025	2024	2026	2025	2024	2026	2025	2024
Additional information
Weighted-average assumptions used to determine benefit obligations
Discount rate	5.6%	5.5%	5.6%	5.8%	5.5%	5.2%	5.4%	5.3%	5.5%
Rate of increase in future compensation	N/A	N/A	N/A	2.6%	2.6%	2.9%	N/A	N/A	N/A
Weighted-average assumptions used to determine net periodic benefit cost
Discount rate for PBO	5.5%	5.6%	5.4%	5.5%	5.2%	5.4%	5.3%	5.5%	5.5%
Discount rate for service cost	N/A	N/A	N/A	4.6%	5.3%	5.4%	N/A	5.6%	5.5%
Discount rate for interest on PBO	5.0%	5.5%	5.5%	5.1%	5.1%	5.7%	4.9%	5.4%	5.6%
Expected return on plan assets	6.0%	5.8%	6.0%	6.5%	5.9%	5.4%	N/A	N/A	N/A
Rate of increase in future compensation	N/A	N/A	N/A	2.6%	2.9%	3.9%	N/A	N/A	N/A
The following assumed health care cost trend rates as of June 30 were also used in accounting for postretirement benefits:

	Postretirement benefits
	2026	2025
Health care cost trend rate	8.0%	6.6%
Rate to which the cost trend rate is assumed to decline (the ultimate trend rate)	5.0%	5.4%
Year that the rate reaches the ultimate trend rate	2041	2031
The following table sets forth the estimated benefit payments for the next five fiscal years, and in aggregate for the five fiscal years thereafter. The expected benefits are estimated based on the same assumptions used to measure the Company’s benefit obligation at the end of the fiscal year and include benefits attributable to estimated future employee service:

	Expected Benefit Payments
	Pension Benefits		Postretirement Benefits	Total
	Domestic	Foreign
	(in millions)
Fiscal Year
2027	$20	$48	$6	$74
2028	19	46	6	71
2029	19	45	5	69
2030	18	45	5	68
2031	17	46	5	68
2032 to 2036	80	216	19	315
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
The table below presents the Company’s plan assets by level within the fair value hierarchy, as described in Note 2—Summary of Significant Accounting Policies, as of June 30, 2026 and 2025:

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	2026					2025
	Fair Value Measurements at Reporting Date Using				Total Fair Value	Fair Value Measurements at Reporting Date Using				Total Fair Value
	Level 1	Level 2	Level 3	NAV		Level 1	Level 2	Level 3	NAV
	(in millions)
Assets
Pooled funds:(a)
Domestic equity funds	$—	$—	$—	$26	$26	$—	$—	$—	$35	$35
International equity funds	—	—	—	16	16	—	19	—	20	39
Domestic fixed income funds	—	—	—	132	132	—	—	—	111	111
International fixed income funds	—	513	—	94	607	—	533	—	119	652
Balanced funds	—	29	—	—	29	—	28	—	—	28
Other	11	28	6	18	63	16	5	6	19	46
Total	$11	$570	$6	$286	$873	$16	$585	$6	$304	$911
(a)Open-ended pooled funds that are registered and/or available to the general public are valued at the daily published net asset value (“NAV”). Other pooled funds are valued at the NAV provided by the fund issuer.
The Company’s investment strategy for its pension plans is to maximize the long-term rate of return on plan assets within an acceptable level of risk in order to minimize the cost of providing pension benefits while maintaining adequate funding levels. The Company’s practice is to conduct a periodic strategic review of its asset allocation. The Company’s current broad strategic targets are to have a pension asset portfolio comprised of 5% equity securities, 87% fixed income securities and 8% in cash and other investments. In developing the expected long-term rate of return, the Company considered the pension asset portfolio’s past average rate of returns and future return expectations of the various asset classes. A portion of the other allocation is reserved in cash to provide for expected benefits to be paid in the short term. The Company’s equity portfolios are managed in such a way as to target optimal diversity. The Company’s fixed income portfolio is investment grade in the aggregate. The Company does not manage any assets internally.
The Company’s benefit plan weighted-average asset allocations, by asset category, are as follows:

	Pension Assets
	As of June 30,
	2026	2025
Asset Category
Equity securities	6%	10%
Debt securities	89%	84%
Cash and other	5%	6%
Total	100%	100%
Required pension plan contributions for the next fiscal year are expected to be approximately $1 million; however, actual contributions may be affected by pension asset and liability valuation changes during the year. The Company will continue to make voluntary contributions as necessary to improve funded status.
NOTE 18. OTHER POSTRETIREMENT BENEFITS
Defined Contribution Plans
The Company has defined contribution plans for the benefit of substantially all employees meeting certain eligibility requirements. Employer contributions to such plans were $146 million, $136 million and $134 million for the fiscal years ended June 30, 2026, 2025 and 2024, respectively.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Deferred Compensation Plan
The Company has non-qualified deferred compensation plans for the benefit of certain management employees. The investment funds offered to the participants generally correspond to the funds offered in the Company’s 401(k) plan, and the account balance fluctuates with the investment returns on those funds. The unfunded obligations of the plans included in Other liabilities as of June 30, 2026 and 2025 were $62 million and $57 million, respectively, and the majority of these plans are closed to new employees.
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
Income before income tax expense from continuing operations was attributable to the following jurisdictions:

	For the fiscal years ended June 30,
	2026	2025	2024
	(in millions)
U.S.	$350	$213	$148
Foreign	696	710	437
Income before income tax expense from continuing operations	$1,046	$923	$585
The significant components of the Company’s income tax expense were as follows:

	For the fiscal years ended June 30,
	2026	2025	2024
	(in millions)
Current
U.S.
Federal	$4	$—	$1
State & Local	12	12	10
Foreign	246	180	165
Total current tax	262	192	176
Deferred
U.S.
Federal	26	29	22
State & Local	7	9	3
Foreign	8	45	5
Total deferred tax	41	83	30
Total income tax expense	$303	$275	$206

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The reconciliation between the Company’s actual effective tax rate and the statutory U.S. Federal income tax rate for the fiscal year ended June 30, 2026 was as follows:

	For the fiscal year ended June 30,
	2026
	(in millions, except %)
U.S. federal statutory tax rate	$220	21.0%
State and local income taxes, net of federal income tax effect(a)	18	1.7
Foreign tax effects(b)
Australia
Statutory rate differential	58	5.5
Other	1	0.1
U.K.	15	1.4
Other foreign jurisdictions	23	2.2
Tax credits:
U.S. foreign tax credits	(18)	(1.8)
U.S. research and development tax credits	(9)	(0.8)
Nontaxable or nondeductible items	12	1.2
Changes in unrecognized tax benefits	(19)	(1.8)
Other adjustments	2	0.2
Effective tax rate	$303	28.9%
(a)State taxes in New York, Illinois, New York City, Massachusetts, New Jersey and Texas make up the majority (greater than 50 percent) of the tax effects in this category.
(b)The Company’s effective tax rate is impacted by the geographic mix of its income. The Company’s foreign operations are located primarily in Australia and the U.K., which have higher statutory income tax rates than the U.S.
The reconciliation between the Company’s actual effective tax rate and the statutory U.S. Federal income tax rate for the fiscal years ended June 30, 2025 and 2024 was as follows:

	For the fiscal years ended June 30,
	2025	2024
U.S. federal income tax rate	21%	21%
State and local taxes, net	2	2
Effect of foreign operations (a)	10	12
Non-deductible goodwill and asset impairments	—	1
Non-deductible compensation and benefits	1	2
R&D tax credits	(1)	(3)
Impact of dispositions	(3)	—
Effective tax rate	30%	35%
(a)The Company’s effective tax rate is impacted by the geographic mix of its income. The Company’s foreign operations are located primarily in Australia and the U.K., which have a higher statutory income tax rate than the U.S.
The Company recognized deferred income taxes in the Balance Sheets as follows:

	As of June 30,
	2026	2025
	(in millions)
Deferred income tax assets	$251	$254
Deferred income tax liabilities	(108)	(57)
Net deferred tax assets	$143	$197

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The significant components of the Company’s deferred tax assets and liabilities were as follows:

	As of June 30,
	2026	2025
	(in millions)
Deferred tax assets
Accrued liabilities	$136	$137
Capital loss carryforwards	1,787	1,723
Net operating loss carryforwards	213	222
Business tax credits	124	122
Operating lease liabilities	237	244
Other	239	217
Total deferred tax assets	2,736	2,665
Deferred tax liabilities
Asset basis difference and amortization	(230)	(135)
Operating lease right-of-use asset	(217)	(224)
Other	(25)	(21)
Total deferred tax liabilities	(472)	(380)
Net deferred tax asset before valuation allowance	2,264	2,285
Less: valuation allowance (See Note 22—Valuation and Qualifying Accounts)	(2,121)	(2,088)
Net deferred tax assets	$143	$197
Significant judgment is applied in determining the ability to realize the Company’s deferred tax assets. Management assesses available positive and negative evidence, including historical results and future income forecasts, to determine whether deferred tax assets will be realized. Based on its assessment, management has concluded that it is more likely than not that certain deferred tax assets may not be realized and therefore, a valuation allowance has been established against those tax assets. Certain of the Company’s businesses may incur losses in the future resulting in additional valuation allowances being recorded.
As of June 30, 2026, the Company had income tax net operating loss (“NOL”) carryforwards (gross, net of uncertain tax benefits) in various jurisdictions as follows:

Jurisdiction	Expiration	Amount (in millions)
U.S. Federal	2034	$34
U.S. States	Various	467
Australia	Indefinite	175
U.K.	Indefinite	15
Other Foreign	Various	566
Utilization of the NOLs is dependent on generating sufficient taxable income from the Company’s operations in each of the respective jurisdictions to which the NOLs relate, while taking into account tax filing groups and limitations and/or restrictions on its ability to use them. Certain of the Company’s U.S. federal NOLs were acquired as part of the acquisition of Move and are subject to limitations as promulgated under Section 382 of the Internal Revenue Code of 1986, as amended (the “Code”). Section 382 of the Code limits the amount of NOLs that the Company can use on an annual basis to offset consolidated U.S. taxable income. The NOLs are also subject to review by relevant tax authorities in the jurisdictions to which they relate.
The Company recorded a deferred tax asset of $213 million and $222 million associated with its NOLs (net of approximately $63 million and $77 million, respectively, of uncertain tax benefits recorded against deferred tax assets) as of June 30, 2026 and 2025, respectively.
Valuation allowances of $126 million and $136 million have been established to reduce the deferred tax asset associated with the Company’s NOLs to an amount that will more likely than not be realized as of June 30, 2026 and 2025, respectively.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
As of June 30, 2026, the Company had approximately $3.7 billion, $1.6 billion and $1.1 billion of capital loss carryforwards in Australia, the U.K. and the U.S., respectively. The Australia and U.K. capital losses may be carried forward indefinitely. The U.S. capital loss expires in the fiscal year ending June 30, 2030. The capital loss carryforwards are also subject to review by relevant tax authorities in the jurisdictions to which they relate. Realization of the Company’s capital losses is dependent on generating capital gain taxable income and satisfying certain continuity of ownership and/or business requirements. The Company recorded a deferred tax asset of $1.8 billion and $1.7 billion as of June 30, 2026 and 2025, respectively, for these capital loss carryforwards. It is more likely than not that the Company will not generate capital gain income in the normal course of business in these jurisdictions, and accordingly, valuation allowances of $1.8 billion and $1.7 billion have been established to reduce the capital loss carryforward deferred tax asset to an amount that will more likely than not be realized as of June 30, 2026 and 2025, respectively.
As of June 30, 2026, the Company had approximately $108 million of U.S. federal tax credit carryforwards which includes $31 million of foreign tax credits and $77 million of general business credits, which begin to expire in 2032 and 2037, respectively.
As of June 30, 2026, the Company had approximately $8 million of non-U.S. tax credit carryforwards which expire in various amounts beginning in 2027 and $8 million of state tax credit carryforwards (net of U.S. federal benefit), which expire in various amounts beginning in 2026.
A valuation allowance of $31 million has been established to reduce the deferred tax asset associated with the Company’s U.S. federal tax credits, non-U.S. tax credits and state tax credit carryforwards to an amount that will more likely than not be realized as of June 30, 2026.
Uncertain Tax Positions
The following table sets forth the change in the Company’s unrecognized tax benefits, excluding interest and penalties:

	For the fiscal years ended June 30,
	2026	2025	2024
	(in millions)
Balance, beginning of period	$103	$100	$105
Additions for prior year tax positions	—	2	—
Additions for current year tax positions	3	2	2
Reduction for prior year tax positions	(22)	(4)	(3)
Reduction for current year tax positions	(1)	(1)	—
Lapse of the statute of limitations	(8)	(3)	(3)
Impact of currency translations	(2)	7	(1)
Balance, end of period	$73	$103	$100
The Company recognizes interest and penalty charges related to unrecognized tax benefits as income tax expense (benefit), which is consistent with the recognition in prior reporting periods. For the fiscal year ended June 30, 2026, the Company recognized a net benefit related to interest and penalties of $5 million, primarily reflecting write-downs of previously accrued interest and the effect of settlements of certain uncertain tax positions during the period, and an expense related to interest and penalties of $3 million and $1 million for the fiscal years ended June 30, 2025 and 2024, respectively. The Company recorded liabilities for accrued interest and penalties of approximately $4 million, $10 million and $7 million as of June 30, 2026, 2025 and 2024, respectively.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The Company’s tax returns are subject to on-going review and examination by various tax authorities. Tax authorities may not agree with the treatment of items reported in the Company’s tax returns, and therefore the outcome of tax reviews and examinations can be unpredictable. The Company is currently undergoing audits with the U.S. Internal Revenue Service for the year ended June 30, 2024 as well as certain U.S. states and foreign jurisdictions for various years. The Company believes it has appropriately accrued for the expected outcome of uncertain tax matters and believes such liabilities represent a reasonable provision for taxes ultimately expected to be paid. However, the Company may need to accrue additional income tax expense and its liability may need to be adjusted as new information becomes known and as these tax examinations continue to progress, or as settlements or litigations occur.
The following is a summary of major tax jurisdictions for which tax authorities may assert additional taxes based upon tax years currently under audit and subsequent years that could be audited by the respective taxing authorities.

Jurisdiction	Fiscal Years Open to Examination
U.S. Federal	2023-2025
U.S. States	Various
Australia	2021-2025
U.K.	2000, 2003, 2005 and 2012-2025
It is reasonably possible that uncertain tax positions may increase or decrease in the next fiscal year, however, actual developments in this area could differ from those currently expected. As of June 30, 2026, approximately $13 million would affect the Company’s effective income tax rate, if and when recognized in future fiscal years.
Other
On July 4, 2025, H.R. 1 - One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act (“Tax Act”), including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. Certain provisions of OBBBA are effective for fiscal 2026, while others will take effect beginning in fiscal 2027. ASC 740 requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The OBBBA maintains the U.S. Federal income tax rate of 21%. The Company does not expect OBBBA to materially impact its effective tax rate, however the Company continues to assess the impact of OBBBA including future expected guidance from the U.S. Treasury Department and States.
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
Prior to the enactment of the Tax Cuts and Jobs Act (“Tax Act”), the Company’s undistributed foreign earnings were considered permanently reinvested and as such, United States federal and state income taxes were not previously recorded on these earnings. As a result of the Tax Act, substantially all of the Company’s earnings in foreign subsidiaries generated prior to the enactment of the Tax Act were deemed to have been repatriated and taxed accordingly. As of June 30, 2026, the Company has approximately $1.2 billion of undistributed foreign earnings generated after the Tax Act that it intends to reinvest permanently. It is not practicable to estimate the amount of tax that might be payable if these earnings were repatriated. The Company may repatriate future earnings of certain foreign subsidiaries in which case the Company may be required to accrue and pay additional taxes, including any applicable foreign withholding taxes and income taxes.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
The following table sets forth the significant components of the Company’s cash paid for taxes, net of refunds received for the fiscal year ended June 30, 2026:

For the fiscal year ended June 30,
2026
(in millions)
U.S. Federal	$1
U.S. States	15
Foreign:
Australia	185
U.K.	54
Other	17
Total Foreign	256
Total net cash paid for taxes(a)	$272
(a)Includes income tax refunds received of $2 million for the fiscal year ended June 30, 2026.
During the fiscal years ended June 30, 2025 and 2024, the Company paid gross income taxes of $208 million and $156 million, respectively, and received income tax refunds of $4 million and $17 million, respectively.
NOTE 20. SEGMENT INFORMATION
The Company manages and reports its businesses in the following five segments:
•Dow Jones—The Dow Jones segment consists of Dow Jones, a global provider of news, data and business information whose products target individual consumers and enterprise customers and are distributed through a variety of media channels including websites, mobile apps, newspapers, newswires, newsletters, magazines, proprietary databases, live journalism, video and podcasts. Dow Jones’s news products include premier brands such as The Wall Street Journal, Barron’s, MarketWatch and Investor’s Business Daily. Dow Jones’s professional information products, which target enterprise customers, include Dow Jones Risk & Compliance, a leading provider of data and other solutions to help customers identify and manage regulatory, corporate, geopolitical, security and reputational risk with tools focused on financial crime, sanctions, trade and other risks and compliance requirements, Dow Jones Energy, a leading provider of pricing data, news, insights, analysis and other information for energy commodities and key base chemicals, Factiva, a leading provider of global business content, and Dow Jones Newswires, which distributes real-time business news, information and analysis to financial professionals and investors.
•Digital Real Estate Services—The Digital Real Estate Services segment consists of the Company’s 62.0% interest in REA Group and 80% interest in Move. The remaining 20% interest in Move is held by REA Group. REA Group is a market-leading digital media business specializing in property and is listed on the Australian Securities Exchange (“ASX”) (ASX: REA). REA Group advertises property and property-related services on its websites and mobile apps, including Australia’s leading residential, commercial and share property websites, realestate.com.au, realcommercial.com.au and Flatmates.com.au, and property portals in India. In addition, REA Group provides financial services through a digital property search and financing experience, a mortgage broking offering and property-related data services to the financial sector.
Move is a leading provider of digital real estate services in the U.S. and primarily operates Realtor.com®, a premier real estate information, advertising and services platform. Move offers real estate advertising solutions to agents and brokers, including its RealPRO SelectSM, ConnectionsSM Plus and Listing Toolkit products as well as its referral-based services, including RealChoiceTM Selling. Move also offers Realtor.com®+TM, its collaborative home search platform that helps real estate professionals and consumers connect, as well as online tools and services to do-it-yourself landlords and tenants.

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
•News Media—The News Media segment consists primarily of News Corp Australia, News UK and the New York Post and includes The Australian, The Daily Telegraph, Herald Sun, The Courier Mail, The Advertiser and the news.com.au website in Australia, The Times, The Sunday Times, The Sun, The Sun on Sunday and thesun.co.uk in the U.K. and the-sun.com in the U.S. This segment also includes News Broadcasting (formerly Wireless Group), operator of talkSPORT, the leading sports radio network in the U.K., and Australian News Channel, which operates the News24 network (formerly Sky News Australia), Australia’s 24-hour multi-channel, multi-platform news service.
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

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Segment information is summarized as follows:

	For the fiscal year ended June 30, 2026
	Dow Jones	Digital Real Estate Services	Book Publishing	News Media	Other	Total
	(in millions)
Segment information:
Revenues	$2,497	$2,016	$2,288	$2,227	$—	$9,028
Significant segment expenses:
Operating expenses	(965)	(196)	(1,550)	(1,181)	—	(3,892)
Selling, general and administrative	(869)	(1,079)	(451)	(907)	(203)	(3,509)
Segment EBITDA	$663	$741	$287	$139	$(203)	$1,627
Depreciation and amortization						(485)
Impairment and restructuring charges						(113)
Equity losses of affiliates						(8)
Interest income, net						29
Other, net						(4)
Income before income tax expense from continuing operations						1,046
Income tax expense from continuing operations						(303)
Net income from continuing operations						743
Net income from discontinued operations, net of tax						—
Net income						$743

	For the fiscal year ended June 30, 2025
	Dow Jones	Digital Real Estate Services	Book Publishing	News Media	Other	Total
	(in millions)
Segment information:
Revenues	$2,331	$1,802	$2,149	$2,170	$—	$8,452
Significant segment expenses:
Operating expenses	(958)	(186)	(1,450)	(1,142)	—	(3,736)
Selling, general and administrative	(785)	(1,015)	(403)	(875)	(223)	(3,301)
Segment EBITDA	$588	$601	$296	$153	$(223)	$1,415
Depreciation and amortization						(459)
Impairment and restructuring charges						(132)
Equity losses of affiliates						(15)
Interest income, net						3
Other, net						111
Income before income tax expense from continuing operations						923
Income tax expense from continuing operations						(275)
Net income from continuing operations						648
Net income from discontinued operations, net of tax						692
Net income						$1,340

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	For the fiscal year ended June 30, 2024
	Dow Jones	Digital Real Estate Services	Book Publishing	News Media	Other	Total
	(in millions)
Segment information:
Revenues	$2,231	$1,658	$2,093	$2,270	$—	$8,252
Significant segment expenses:
Operating expenses	(919)	(190)	(1,441)	(1,264)	—	(3,814)
Selling, general and administrative	(770)	(960)	(383)	(873)	(211)	(3,197)
Segment EBITDA	$542	$508	$269	$133	$(211)	$1,241
Depreciation and amortization						(440)
Impairment and restructuring charges						(133)
Equity losses of affiliates						(6)
Interest expense, net						(18)
Other, net						(59)
Income before income tax expense from continuing operations						585
Income tax expense from continuing operations						(206)
Net income from continuing operations						379
Net loss from discontinued operations, net of tax						(25)
Net income						$354

	For the fiscal years ended June 30,
	2026	2025	2024
	(in millions)
Depreciation and amortization:
Dow Jones	$164	$156	$153
Digital Real Estate Services	155	146	137
Book Publishing	60	54	54
News Media	101	99	91
Other	5	4	5
Total Depreciation and amortization	$485	$459	$440

	For the fiscal years ended June 30,
	2026	2025	2024
	(in millions)
Capital expenditures:
Dow Jones	$105	$130	$100
Digital Real Estate Services	160	154	131
Book Publishing	31	17	32
News Media	117	103	93
Other	13	3	1
Total Capital expenditures	$426	$407	$357

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	As of June 30,
	2026	2025
	(in millions)
Total assets:
Dow Jones	$4,159	$4,134
Digital Real Estate Services	3,515	3,202
Book Publishing	2,743	2,767
News Media	2,044	2,102
Other(a)	2,081	2,283
Investments	1,002	1,016
Total assets	$15,544	$15,504
(a)The Other segment primarily includes Cash and cash equivalents.

	As of June 30,
	2026	2025
	(in millions)
Goodwill and intangible assets, net:
Dow Jones	$3,244	$3,256
Digital Real Estate Services	1,931	1,798
Book Publishing	907	941
News Media	297	308
Other	—	—
Total Goodwill and intangible assets, net	$6,379	$6,303
Geographic Segments

	For the fiscal years ended June 30,
	2026	2025	2024
	(in millions)
Revenues:(a)
U.S. and Canada(b)	$4,368	$4,121	$4,004
Europe(c)	1,830	1,710	1,734
Australasia and Other(d)	2,830	2,621	2,514
Total Revenues	$9,028	$8,452	$8,252
(a)Revenues are attributed to region based on location of customer.
(b)Revenues include approximately $4.2 billion for fiscal 2026, $4.0 billion for fiscal 2025 and $3.9 billion for fiscal 2024 from customers in the U.S.
(c)Revenues include approximately $1.3 billion for fiscal 2026, $1.2 billion for fiscal 2025 and $1.3 billion for fiscal 2024 from customers in the U.K.
(d)Australasia comprises Australia, Asia, Papua New Guinea and New Zealand. Revenues include approximately $2.4 billion for fiscal 2026, $2.2 billion for fiscal 2025 and $2.1 billion for fiscal 2024 from customers in Australia.

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

	As of June 30,
	2026	2025
	(in millions)
Long-lived assets:(a)
U.S. and Canada	$1,686	$1,415
Europe	901	924
Australasia and Other	843	781
Total long-lived assets	$3,430	$3,120
(a)Reflects total assets less current assets, goodwill, intangible assets, investments and deferred income tax assets.
There is no material reliance on any single customer. Revenues are attributed to countries based on location of customers.
NOTE 21. ADDITIONAL FINANCIAL INFORMATION
Other Non-Current Assets
The following table sets forth the components of Other non-current assets included in the Balance Sheets:

	As of June 30,
	2026	2025
	(in millions)
Royalty advances to authors	$386	$377
Non-current receivables	368	320
Retirement benefit assets	169	165
News America Marketing deferred consideration(a)	212	—
Other	143	138
Total Other non-current assets	$1,278	$1,000
(a)The balance of the News America Marketing deferred consideration was reclassified to Other non-current assets during the fiscal year ended June 30, 2026, as the Company has amended the agreement to extend the payment due date.
Other Current Liabilities
The following table sets forth the components of Other current liabilities included in the Balance Sheets:

	As of June 30,
	2026	2025
	(in millions)
Royalties and commissions payable	$215	$202
Allowance for sales returns	126	138
Current operating lease liabilities	86	74
Other	299	300
Total Other current liabilities	$726	$714

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Accumulated Other Comprehensive Loss
The components of Accumulated other comprehensive loss were as follows:

	For the fiscal years ended June 30,
	2026	2025	2024
	(in millions)
Accumulated other comprehensive loss, net of tax:
Cash flow hedge adjustments:
Balance, beginning of year	$9	$22	$33
Fiscal year activity(a)	(4)	(13)	(11)
Balance, end of year	$5	$9	$22
Benefit plan adjustments:
Balance, beginning of year	$(327)	$(309)	$(328)
Fiscal year activity(b)	18	(18)	19
Balance, end of year	$(309)	$(327)	$(309)
Foreign currency translation adjustments:
Balance, beginning of year	$(1,225)	$(964)	$(952)
Fiscal year activity	(19)	(261)	(12)
Balance, end of year	$(1,244)	$(1,225)	$(964)
Total accumulated other comprehensive loss, net of tax:
Balance, beginning of year	$(1,543)	$(1,251)	$(1,247)
Fiscal year activity, net of income taxes(c)	(5)	(292)	(4)
Balance, end of year	$(1,548)	$(1,543)	$(1,251)
(a)Net of income tax expense (benefit) of $(1) million, $(4) million and $(4) million for the fiscal years ended June 30, 2026, 2025 and 2024, respectively.
(b)Net of income tax expense (benefit) of $6 million, $(7) million and $6 million for the fiscal years ended June 30, 2026, 2025 and 2024, respectively.
(c)Excludes $38 million, $(33) million and $(1) million relating to noncontrolling interests for the fiscal years ended June 30, 2026, 2025 and 2024, respectively.
Other, net
The following table sets forth the components of Other, net included in the Statements of Operations:

	For the fiscal years ended June 30,
	2026	2025	2024
	(in millions)
Remeasurement of equity securities	$(20)	$21	$(13)
Gain on sale of investment in PropertyGuru	—	87	—
Other	16	3	(46)
Total Other, net	$(4)	$111	$(59)
Supplemental Cash Flow Information
The following table sets forth the Company’s gross cash paid for interest and taxes:

	For the fiscal years ended June 30,
	2026	2025	2024
	(in millions)
Cash paid for interest	$90	$93	$97
Cash paid for taxes	274	208	156

NEWS CORPORATION
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
NOTE 22. VALUATION AND QUALIFYING ACCOUNTS

	Balance at beginning of year	Additions	Acquisitions and disposals	Utilization	Foreign exchange	Balance at end of year
	(in millions)
Fiscal 2026
Allowances for doubtful accounts	$(56)	$(4)	$—	$10	$—	$(50)
Allowances for sales returns	(138)	(415)	(1)	427	1	(126)
Deferred tax valuation allowance	(2,088)	(23)	—	33	(43)	(2,121)
Fiscal 2025
Allowances for doubtful accounts	$(58)	$(8)	$—	$10	$—	$(56)
Allowances for sales returns	(141)	(420)	(1)	427	(3)	(138)
Deferred tax valuation allowance	(1,541)	(549)	—	27	(25)	(2,088)
Fiscal 2024
Allowances for doubtful accounts	$(52)	$(13)	$(2)	$9	$—	$(58)
Allowances for sales returns	(154)	(446)	—	458	1	(141)
Deferred tax valuation allowance	(1,528)	(9)	(7)	5	(2)	(1,541)
NOTE 23. SUBSEQUENT EVENTS
Dividend Declaration
In August 2026, the Company declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. This dividend is payable on October 7, 2026 to stockholders of record as of September 9, 2026.

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
Management’s Report on Internal Control Over Financial Reporting
Management’s report and the report of the independent registered public accounting firm thereon are set forth on pages 58 and 59, respectively, and are incorporated herein by reference.
Changes in Internal Control over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s fourth quarter of the fiscal year ended June 30, 2026 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.
ITEM 9B.    OTHER INFORMATION
None
Trading Plans
None
ITEM 9C.    DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS
Not applicable.

PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to the Company’s Directors is contained in the Proxy Statement for the Company’s 2026 Annual Meeting of Stockholders (the “Proxy Statement”) to be filed with the SEC under the heading “Proposal 1: Election of Directors” and is incorporated by reference in this Annual Report.
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

3.1
Restated Certificate of Incorporation of News Corporation, dated November 19, 2025. (Incorporated by reference to Exhibit 3.2 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on November 19, 2025.)

3.2
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

10.1
Amended and Restated Employment Agreement, dated June 20, 2025, between News Corporation and Robert Thomson. (Incorporated by reference to Exhibit 10.1 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 6, 2025.)±

Exhibit Number	Exhibit Description
10.2
Employment Agreement, dated November 7, 2024, between News Corporation and Lavanya Chandrashekar. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on February 6, 2025.)±

10.3
Separation Agreement and General Release, dated November 7, 2024, between News Corporation and Susan Panuccio. (Incorporated by reference to Exhibit 10.2 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on February 6, 2025.)±

10.4
Amended and Restated Employment Agreement, dated May 8, 2024, between News Corporation and David Pitofsky. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on May 9, 2024.)±

10.5
Amended and Restated Employment Agreement, dated November 18, 2025, between News Corporation and Ruth Allen. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on February 6, 2026.)±

10.6
Employment Agreement, dated June 20, 2025, between News Corporation and Julian Delany. (Incorporated by reference to Exhibit 10.6 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 6, 2025.)±

10.7
News Corporation 2013 Long-Term Incentive Plan, as amended and restated effective November 20, 2019. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on November 20, 2019.)±

10.8
News Corp Restoration Plan, amended and restated as of February 11, 2019. (Incorporated by reference to Exhibit 10.1 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on May 10, 2019.)±

10.9
Form of Agreement for Cash-Settled Performance Stock Units under the News Corporation 2013 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.9 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 12, 2016.)±

10.10
Form of Agreement for Stock-Settled Performance Stock Units under the News Corporation 2013 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.10 to the Annual Report of News Corporation on Form 10-K (File No. 001-35769) filed with the Securities and Exchange Commission on August 12, 2016.)±

10.11
Form of Agreement for Cash-Settled Restricted Stock Units under the News Corporation 2013 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.4 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on May 7, 2021.)±

10.12
Form of Agreement for Stock-Settled Restricted Stock Units under the News Corporation 2013 Long-Term Incentive Plan. (Incorporated by reference to Exhibit 10.5 to the Quarterly Report of News Corporation on Form 10-Q (File No. 001-35769) filed with the Securities and Exchange Commission on May 7, 2021.)±

10.13
Amended and Restated Credit Agreement, dated as of March 27, 2026, among the Company, the lenders and other parties party thereto, and Bank of America, N.A., as Administrative Agent. (Incorporated by reference to Exhibit 10.1 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on March 27, 2026.)

10.14
Stockholders Agreement, dated as of September 8, 2025, by and between News Corporation, LGC Holdco, LLC and the LGC Family Trusts. (Incorporated by reference to Exhibit 10.2 to the Current Report of News Corporation on Form 8-K (File No. 001-35769) filed with the Securities and Exchange Commission on September 10, 2025.)

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
101
The following financial information from the Registrant’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026 formatted in Inline XBRL: (i) Consolidated Statements of Operations for the fiscal years ended June 30, 2026, 2025 and 2024; (ii) Consolidated Statements of Comprehensive Income (Loss) for the fiscal years ended June 30, 2026, 2025 and 2024; (iii) Consolidated Balance Sheets as of June 30, 2026 and 2025; (iv) Consolidated Statements of Cash Flows for the fiscal years ended June 30, 2026, 2025 and 2024; (v) Consolidated Statements of Equity for the fiscal years ended June 30, 2026, 2025 and 2024; and (vi) Notes to the Consolidated Financial Statements.*

104	The cover page from News Corporation's Annual Report on Form 10-K for the fiscal year ended June 30, 2026, formatted in Inline XBRL (included as Exhibit 101).*
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
Date: August 7, 2026
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

Signature	Title	Date

/s/ Robert J. Thomson	Chief Executive Officer and Director (Principal Executive Officer)	August 7, 2026
Robert J. Thomson

/s/ Lavanya Chandrashekar	Chief Financial Officer (Principal Financial Officer)	August 7, 2026
Lavanya Chandrashekar

/s/ Marygrace DeGrazio	Chief Accounting Officer (Principal Accounting Officer)	August 7, 2026
Marygrace DeGrazio

/s/ Lachlan K. Murdoch	Chair	August 7, 2026
Lachlan K. Murdoch

/s/ José María Aznar	Director	August 7, 2026
José María Aznar

/s/ Natalie Bancroft	Director	August 7, 2026
Natalie Bancroft

/s/ Ana Paula Pessoa	Director	August 7, 2026
Ana Paula Pessoa

/s/ Masroor Siddiqui	Director	August 7, 2026
Masroor Siddiqui