Form 10-Q
period 2026-09-30
NEWS CORP
filed 2026-11-05
CIK 1564708

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
As of October 30, 2026, 358,254,762 shares of Class A Common Stock and 178,920,372 shares of Class B Common Stock were outstanding.

NEWS CORPORATION
FORM 10-Q

PART I
ITEM 1. FINANCIAL STATEMENTS
NEWS CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited; millions, except per share amounts)

		For the three months ended September 30,
	Notes	2026	2025
Revenues:
Circulation and subscription		$823	$782
Advertising		323	317
Consumer		556	510
Real estate		418	370
Other		161	165
Total Revenues	2	2,281	2,144
Operating expenses		(988)	(941)
Selling, general and administrative		(890)	(863)
Depreciation and amortization		(126)	(117)
Impairment and restructuring charges	3	(20)	(19)
Equity losses of affiliates	4	(3)	(2)
Interest income, net		4	6
Other, net	12	38	4
Income before income tax expense		296	212
Income tax expense	10	(81)	(62)
Net income		215	150
Net income attributable to noncontrolling interests		(56)	(38)
Net income attributable to News Corporation stockholders		$159	$112
Net income attributable to News Corporation stockholders per share, basic and diluted	8	$0.29	$0.20
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited; millions)

	For the three months ended September 30,
	2026	2025
Net income	$215	$150
Other comprehensive income (loss):
Foreign currency translation adjustments	49	(27)
Net change in the fair value of cash flow hedges(a)	(1)	(2)
Benefit plan adjustments, net(b)	3	6
Other comprehensive income (loss)	51	(23)
Comprehensive income	266	127
Net income attributable to noncontrolling interests	(56)	(38)
Other comprehensive income attributable to noncontrolling interests(c)	(15)	(1)
Comprehensive income attributable to News Corporation stockholders	$195	$88
(a)    Net of income tax expense (benefit) of nil and $(1) million for the three months ended September 30, 2026 and 2025, respectively.
(b)    Net of income tax expense (benefit) of $1 million and $2 million for the three months ended September 30, 2026 and 2025, respectively.
(c)    Primarily consists of foreign currency translation adjustments.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED BALANCE SHEETS
(Millions, except share and per share amounts)

	Notes	As of September 30, 2026	As of June 30, 2026
		(unaudited)	(audited)
Assets:
Current assets:
Cash and cash equivalents		$1,777	$2,095
Receivables, net	12	1,863	1,757
Inventory, net		332	302
Other current assets		321	328
Total current assets		4,293	4,482
Non-current assets:
Investments	4	1,048	1,002
Property, plant and equipment, net		1,411	1,398
Operating lease right-of-use assets		755	754
Intangible assets, net		1,815	1,837
Goodwill		4,558	4,542
Deferred income tax assets, net	10	251	251
Other non-current assets	12	1,305	1,278
Total assets		$15,436	$15,544
Liabilities and Equity:
Current liabilities:
Accounts payable		$434	$412
Accrued expenses		941	1,080
Deferred revenue	2	546	543
Current borrowings	5	3	—
Other current liabilities	12	722	726
Total current liabilities		2,646	2,761
Non-current liabilities:
Borrowings	5	2,009	1,989
Retirement benefit obligations		100	97
Deferred income tax liabilities, net	10	109	108
Operating lease liabilities		836	840
Other non-current liabilities		519	513
Commitments and contingencies	9
Class A common stock(a)		4	4
Class B common stock(b)		2	2
Additional paid-in capital		10,194	10,380
Accumulated deficit		(199)	(312)
Accumulated other comprehensive loss		(1,512)	(1,548)
Total News Corporation stockholders’ equity		8,489	8,526
Noncontrolling interests		728	710
Total equity	6	9,217	9,236
Total liabilities and equity		$15,436	$15,544
(a)    Class A common stock, $0.01 par value per share (“Class A Common Stock”), 1,500,000,000 shares authorized, 359,724,495 and 362,139,890 shares issued and outstanding, net of 27,368,413 treasury shares at par, at September 30, 2026 and June 30, 2026, respectively.
(b)    Class B common stock, $0.01 par value per share (“Class B Common Stock”), 750,000,000 shares authorized, 179,564,279 and 181,281,012 shares issued and outstanding, net of 78,430,424 treasury shares at par, at September 30, 2026 and June 30, 2026, respectively.
The accompanying notes are an integral part of these unaudited consolidated financial statements.

NEWS CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited; millions)

		For the three months ended September 30,
	Notes	2026	2025
Operating activities:
Net income		$215	$150
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization		126	117
Operating lease expense		17	17
Equity losses of affiliates	4	3	2
Impairment charges	3	—	5
Deferred income taxes	10	3	18
Other, net	12	(38)	(3)
Change in operating assets and liabilities, net of acquisitions:
Receivables and other assets		(143)	(77)
Inventories, net		(31)	(3)
Accounts payable and other liabilities		(139)	(141)
Net cash provided by operating activities from continuing operations		13	85
Investing activities:
Capital expenditures		(102)	(81)
Proceeds from sales of property, plant and equipment		—	1
Acquisitions, net of cash acquired		—	(41)
Proceeds from business dispositions		10	—
Purchases of investments in equity affiliates and other		(14)	(17)
Proceeds from sales of investments in equity affiliates and other		31	38
Other, net		(4)	(1)
Net cash used in investing activities from continuing operations		(79)	(101)
Financing activities:
Repayment of borrowings	5	—	(6)
Repurchase of News Corp shares	6	(166)	(92)
Dividends paid		(61)	(47)
Other, net		(34)	(34)
Net cash used in financing activities from continuing operations		(261)	(179)
Cash flows from discontinued operations:
Net cash used in operating activities from discontinued operations		—	(5)
Net cash used in investing activities from discontinued operations		—	—
Net cash used in financing activities from discontinued operations		—	—
Net cash used in discontinued operations		—	(5)

Net change in cash and cash equivalents, including discontinued operations		(327)	(200)
Effect of exchange rate changes on cash and cash equivalents, including discontinued operations		9	(5)
Cash and cash equivalents, beginning of year		2,095	2,403
Cash and cash equivalents, end of period		$1,777	$2,198

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
Basis of Presentation
The accompanying unaudited consolidated financial statements of the Company, which are referred to herein as the “Consolidated Financial Statements,” have been prepared in accordance with generally accepted accounting principles in the United States of America (“GAAP”) for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. In the opinion of management, all adjustments consisting only of normal recurring adjustments necessary for a fair presentation have been reflected in these Consolidated Financial Statements. Operating results for the interim period presented are not necessarily indicative of the results that may be expected for the fiscal year ending June 30, 2027. The preparation of the Company’s Consolidated Financial Statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts that are reported in the Consolidated Financial Statements and accompanying disclosures. Actual results could differ from those estimates.
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
The accompanying Consolidated Financial Statements and notes thereto should be read in conjunction with the audited consolidated financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026 as filed with the Securities and Exchange Commission (the “SEC”) on August 7, 2026 (the “2026 Form 10-K”).
The Company’s fiscal year ends on the Sunday closest to June 30. Fiscal 2027 and fiscal 2026 include 52 weeks. All references to the three months ended September 30, 2026 and 2025 relate to the three months ended September 27, 2026 and September 28, 2025, respectively. For convenience purposes, the Company dates its Consolidated Financial Statements as of September 30.
Recently Issued Accounting Pronouncements
Adopted
In July 2025, the Financial Accounting Standards Board (“FASB”) issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). The amendments in ASU 2025-05 provide entities with a practical expedient to simplify the estimation of expected credit losses on current accounts receivable and current contract assets that arise from transactions accounted for under ASC 606, Revenue from Contracts with Customers (“ASC 606”) by allowing the assumption that current conditions as of the balance sheet date will not change during the remaining life of the asset. The Company elected the practical expedient available under ASU 2025-05 on a prospective basis as of July 1, 2026 for its annual and interim reporting periods, which did not have a material effect on the Company’s Consolidated Financial Statements.

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
NOTE 2. REVENUES
The following tables present the Company’s disaggregated revenues by type and segment for the three months ended September 30, 2026 and 2025:

	For the three months ended September 30, 2026
	Dow Jones	Digital Real Estate Services	Book Publishing	News Media	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$524	$2	$—	$297	$823
Advertising	93	43	—	187	323
Consumer	—	—	556	—	556
Real estate	—	418	—	—	418
Other	13	66	26	56	161
Total Revenues	$630	$529	$582	$540	$2,281

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended September 30, 2025
	Dow Jones	Digital Real Estate Services	Book Publishing	News Media	Total Revenues
	(in millions)
Revenues:
Circulation and subscription	$491	$2	$—	$289	$782
Advertising	85	41	—	191	317
Consumer	—	—	510	—	510
Real estate	—	370	—	—	370
Other	10	66	24	65	165
Total Revenues	$586	$479	$534	$545	$2,144
Contract Liabilities and Assets
The Company’s deferred revenue balance primarily relates to amounts received from customers for subscriptions paid in advance of the services being provided. The following table presents changes in the deferred revenue balance for the three months ended September 30, 2026 and 2025:

	For the three months ended September 30,
	2026	2025
	(in millions)
Balance, beginning of period	$543	$498
Deferral of revenue	801	809
Recognition of deferred revenue(a)	(802)	(801)
Other	4	(2)
Balance, end of period	$546	$504
(a)For the three months ended September 30, 2026 and 2025, the Company recognized $331 million and $292 million, respectively, of revenue which was included in the opening deferred revenue balance.
The Company had contract assets of $78 million and $57 million as of September 30, 2026 and 2025, respectively.
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
For the three months ended September 30, 2026, the Company recognized approximately $115 million in revenues related to performance obligations that were satisfied or partially satisfied in a prior reporting period. The remaining transaction price related to unsatisfied performance obligations as of September 30, 2026 was approximately $1,193 million, of which approximately $368 million is expected to be recognized over the remainder of fiscal 2027, $312 million is expected to be recognized in fiscal 2028 and $200 million is expected to be recognized in fiscal 2029, with the remainder to be recognized thereafter. These amounts do not include (i) contracts with an expected duration of one year or less, (ii) contracts for which variable consideration is determined based on the customer’s subsequent sale or usage and (iii) variable consideration allocated to performance obligations accounted for under the series guidance that meets the allocation objective under ASC 606.
NOTE 3. IMPAIRMENT AND RESTRUCTURING CHARGES
During the three months ended September 30, 2026 and 2025, the Company recorded impairment and restructuring charges of $20 million and $19 million, respectively.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Changes in restructuring program liabilities were as follows:

	For the three months ended September 30,
	2026			2025
	One time employee termination benefits	Other costs	Total	One time employee termination benefits	Other costs	Total
	(in millions)
Balance, beginning of period	$29	$39	$68	$42	$46	$88
Additions	19	1	20	14	—	14
Payments	(28)	(2)	(30)	(23)	(1)	(24)
Other	—	—	—	4	1	5
Balance, end of period	$20	$38	$58	$37	$46	$83
As of September 30, 2026, restructuring liabilities of $25 million were included in the Balance Sheet in Other current liabilities and $33 million were included in Other non-current liabilities.
NOTE 4. INVESTMENTS
The Company’s investments were comprised of the following:

	Ownership Percentage as of September 30, 2026	As of September 30, 2026	As of June 30, 2026
		(in millions)
Equity method investments(a)	various	$95	$95
Equity and other securities(b)	various	953	907
Total Investments		$1,048	$1,002
(a)Equity method investments include News UK’s joint venture with DMG Media.
(b)Equity and other securities are primarily comprised of the Company’s interest in DAZN, REA Group’s investments in Aurum PropTech Ltd. and Athena Home Loans and certain investments in China.
The Company has equity and other securities (including equity method investments for which the Company has elected the fair value option) with quoted prices in active markets as well as equity and other securities without readily determinable fair market values. Equity and other securities without readily determinable fair market values are valued at cost, less any impairment, plus or minus changes in fair value resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. The components comprising total gains and losses on equity securities are set forth below:

	For the three months ended September 30,
	2026	2025
	(in millions)
Total gains (losses) recognized on equity securities	$1	$(1)
Less: Net gains (losses) recognized on equity securities sold	2	—
Unrealized gains (losses) recognized on equity securities held at end of period	$(1)	$(1)
Equity Losses of Affiliates
The Company’s share of the losses of its equity affiliates was $3 million and $2 million for the three months ended September 30, 2026 and 2025, respectively.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Distilled Ltd Investment
In September 2026, REA Group entered into an agreement to acquire a 35% interest in Distilled Ltd (“Distilled”) for approximately A$409 million in cash, subject to customary purchase price adjustments, which it expects to fund with borrowings and cash on hand. The investment is subject to customary closing conditions, including regulatory approval, and is expected to close during fiscal 2027. Distilled operates multi-vertical digital marketplaces across Ireland and Northern Ireland.
NOTE 5. BORROWINGS
The Company’s total borrowings consist of the following:

	Interest rate at September 30, 2026	Maturity at September 30, 2026	September 30, 2026	June 30, 2026
			(in millions)
News Corporation
2026 Term loan A(a)	4.857%	Mar 27, 2031	$499	$499
2022 Senior notes	5.125%	Feb 15, 2032	495	495
2021 Senior notes	3.875%	May 15, 2029	995	995
Finance lease liability(b)			23	—
Total borrowings			2,012	1,989
Less: current portion			(3)	—
Long-term borrowings			$2,009	$1,989
(a)The Company has an interest rate swap derivative as discussed in Note 7—Financial Instruments and Fair Value Measurements. For the three months ended September 30, 2026, the Company was paying interest at an effective interest rate of 3.399%.
(b)Relates to the HarperCollins Equipment Lease described below. Amounts pertain to equipment received as of September 30, 2026.
HarperCollins Equipment Lease
In October 2025, HarperCollins entered into a finance leasing arrangement for up to $120 million of equipment for a new warehouse (the “Equipment Lease”). Interest accrues on amounts drawn under the Equipment Lease based on the Term SOFR plus a margin of 1.475%. The Equipment Lease may be drawn on until June 30, 2028, after which lease payments commence for a term of 7 years. The lease obligations are secured by the acquired equipment, and ownership of the equipment acquired under the Equipment Lease will transfer to HarperCollins at the end of the lease term. The Company has recognized finance lease right-of-use assets on the Company’s Balance Sheet within Property, plant and equipment, net reflecting equipment received as of September 30, 2026.
REA Group 2026 Credit Facility
In September 2026, REA Group terminated its undrawn 2024 REA Credit Facility and entered into a new unsecured syndicated credit facility (the “2026 REA Credit Facility”). The 2026 REA Credit Facility provides a three-year A$500 million revolving loan facility maturing on September 30, 2029. REA Group is a consolidated but non wholly-owned subsidiary of News Corp, and its indebtedness is only guaranteed by REA Group and certain of its subsidiaries and is non-recourse to News Corp.
Borrowings under the 2026 REA Credit Facility accrue interest at a floating rate equal to the Australian BBSY plus a margin of between 1.05% and 1.95%, depending on REA Group’s net leverage ratio. The 2026 REA Credit Facility carries a commitment fee equal to 40% of the applicable margin on any undrawn balance.
Covenants
The Company’s borrowings and those of its consolidated subsidiaries contain customary representations, covenants and events of default. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the applicable debt agreement may be declared immediately due and payable. The Company was in compliance with all applicable covenants as of September 30, 2026.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 6. EQUITY
The following tables summarize changes in equity for the three months ended September 30, 2026 and 2025:

	For the three months ended September 30, 2026
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, June 30, 2026	362	$4	181	$2	$10,380	$(312)	$(1,548)	$8,526	$710	$9,236
Net income	—	—	—	—	—	159	—	159	56	215
Other comprehensive income	—	—	—	—	—	—	36	36	15	51
Dividends	—	—	—	—	(54)	—	—	(54)	(61)	(115)
News Corp share repurchases	(4)	—	(2)	—	(121)	(46)	—	(167)	—	(167)
Other	2	—	—	—	(11)	—	—	(11)	8	(3)
Balance, September 30, 2026	360	$4	179	$2	$10,194	$(199)	$(1,512)	$8,489	$728	$9,217

	For the three months ended September 30, 2025
	Class A Common Stock		Class B Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Loss	Total News Corp Equity	Non-controlling Interests	Total Equity
	Shares	Amount	Shares	Amount
	(in millions)
Balance, June 30, 2025	377	$4	189	$2	$11,058	$(747)	$(1,543)	$8,774	$615	$9,389
Net income	—	—	—	—	—	112	—	112	38	150
Other comprehensive (loss) income	—	—	—	—	—	—	(24)	(24)	1	(23)
Dividends	—	—	—	—	(57)	—	—	(57)	(47)	(104)
News Corp share repurchases	(2)	—	(1)	—	(65)	(29)	—	(94)	—	(94)
Other	1	—	—	—	(7)	—	—	(7)	(1)	(8)
Balance, September 30, 2025	376	$4	188	$2	$10,929	$(664)	$(1,567)	$8,704	$606	$9,310
Stock Repurchases
On September 22, 2021, the Company announced a stock repurchase program authorizing the Company to purchase up to $1 billion in the aggregate of the Company’s outstanding Class A Common Stock and Class B Common Stock (the “2021 Repurchase Program”), which was completed during fiscal 2026. On July 15, 2025, the Company announced a new stock repurchase program authorizing the Company to purchase up to $1 billion in the aggregate of the Company’s outstanding Class A Common Stock and Class B Common Stock (the “2025 Repurchase Program” and, together with the 2021 Repurchase Program, the “Stock Repurchase Programs”), which was in addition to the remaining authorized amount under the 2021 Repurchase Program at that time.
The manner, timing, number and share price of any repurchases will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market conditions, applicable securities laws, alternative investment opportunities and other factors. As of September 30, 2026, the remaining authorized amount under the 2025 Repurchase Program was approximately $501 million. The 2025 Repurchase Program has no time limit and may be modified, suspended or discontinued at any time.

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
The following table summarizes the shares repurchased and subsequently retired under the Stock Repurchase Programs and the related consideration paid, excluding associated taxes, fees, commissions or other costs, during the three months ended September 30, 2026 and 2025:

	For the three months ended September 30,
	2026		2025
	Shares	Amount	Shares	Amount
	(in millions)
Class A Common Stock	3.9	$111	2.1	$62
Class B Common Stock	1.7	55	0.9	32
Total	5.6	$166	3.0	$94
Dividends
In August 2026, the Company’s Board of Directors (the “Board of Directors”) declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. The dividend was paid on October 7, 2026 to stockholders of record as of September 9, 2026. The timing, declaration, amount and payment of future dividends to stockholders, if any, is within the discretion of the Board of Directors. The Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the Board of Directors deems relevant.
NOTE 7. FINANCIAL INSTRUMENTS AND FAIR VALUE MEASUREMENTS
In accordance with ASC 820, Fair Value Measurements (“ASC 820”), fair value measurements are required to be disclosed using a three-tiered fair value hierarchy which distinguishes market participant assumptions into the following categories:
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
The following table summarizes the Company’s assets measured at fair value:

	As of September 30, 2026				As of June 30, 2026
	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
	(in millions)
Assets:
Interest rate derivatives—cash flow hedges	$—	$5	$—	$5	$—	$6	$—	$6
Equity and other securities	87	62	804	953	48	57	802	907
Total assets	$87	$67	$804	$958	$48	$63	$802	$913

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Equity and Other Securities
The fair values of equity and other securities (including equity method investments for which the Company has elected the fair value option) with quoted prices in active markets, which are classified as Level 1 in the fair value hierarchy outlined above, and those that rely on significant observable inputs other than quoted prices in active markets, which are classified as Level 2 in the fair value hierarchy outlined above, are determined based on the closing price at the end of each reporting period. The fair values of equity and other securities without readily determinable fair market values are determined based on cost, less any impairment, plus or minus changes in fair value resulting from observable price changes in orderly transactions for an identical or similar investment of the same issuer. These securities are classified as Level 3 in the fair value hierarchy outlined above.
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
Derivatives are classified as current or non-current in the Balance Sheets based on their maturity dates. Refer to the table below for further details:

	Balance Sheet Classification	As of September 30, 2026	As of June 30, 2026
		(in millions)
Interest rate derivatives—cash flow hedges	Other current assets	$5	$6
Cash Flow Hedges
The Company utilizes interest rate derivatives to mitigate interest rate risk in relation to future interest payments.
The total notional value of interest rate swap derivatives designated for hedging was approximately $444 million as of September 30, 2026 for News Corporation borrowings. The maximum hedged term over which the Company is hedging exposure to variability in interest payments is to March 2027. As of September 30, 2026, the Company estimates that approximately $5 million of net derivative gains related to its interest rate swap derivative cash flow hedges included in Accumulated other comprehensive loss will be reclassified into the Statements of Operations within the next twelve months.
The following tables present the impact that changes in the fair values had on Accumulated other comprehensive loss and the Statements of Operations during the three months ended September 30, 2026 and 2025 for derivatives designated as cash flow hedges:
Gains (losses) recognized in Accumulated other comprehensive loss for the three months ended September 30, 2026 and 2025, by derivative instrument:

	For the three months ended September 30,
	2026	2025
	(in millions)
Interest rate derivatives—cash flow hedges	$1	$1

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
(Gains) losses reclassified from Accumulated other comprehensive loss into the Statements of Operations for the three months ended September 30, 2026 and 2025, by derivative instrument:

	Income Statement Classification	For the three months ended September 30,
		2026	2025
		(in millions)
Interest rate derivatives—cash flow hedges	Interest income, net	$(2)	$(3)
Nonrecurring Fair Value Measurements
In addition to assets and liabilities that are remeasured at fair value on a recurring basis, the Company has certain assets, primarily goodwill, intangible assets, property, plant and equipment, investments in equity securities without readily determinable fair values and equity method investments, that are not required to be remeasured to fair value at the end of each reporting period. On an ongoing basis, the Company monitors whether events occur or circumstances change that would more likely than not reduce the fair values of these assets below their carrying amounts. If the Company determines that these assets are impaired, the Company would write down these assets to fair value. These nonrecurring fair value measurements are considered to be Level 3 in the fair value hierarchy. There have been no material current period or cumulative remeasurements of Level 3 equity and other securities.
Other Fair Value Measurements
As of September 30, 2026, the carrying value of the Company’s outstanding borrowings approximates the fair value. The 2022 Senior Notes and the 2021 Senior Notes are classified as Level 2 and the remaining borrowings are classified as Level 3 in the fair value hierarchy.
NOTE 8. EARNINGS (LOSS) PER SHARE
The following table sets forth the computation of basic and diluted earnings (loss) per share under ASC 260, Earnings per Share:

	For the three months ended September 30,
	2026	2025
Net income	$215	$150
Net income attributable to noncontrolling interests	(56)	(38)
Net income attributable to News Corporation stockholders	$159	$112
Weighted-average number of shares of common stock outstanding - basic	541.0	564.9
Dilutive effect of equity awards	1.7	2.0
Weighted-average number of shares of common stock outstanding - diluted	542.7	566.9
Net income attributable to News Corporation stockholders per share - basic and diluted	$0.29	$0.20

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 9. COMMITMENTS AND CONTINGENCIES
Commitments
The Company has commitments under certain firm contractual arrangements to make future payments. These firm commitments secure the current and future rights to various assets and services to be used in the normal course of operations. The Company’s commitments as of September 30, 2026 have not changed significantly from the disclosures included in the 2026 Form 10-K.
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

Dow Jones
Beginning in August 2024, a number of purported class action complaints were filed in the U.S. District Court for the Northern District of Illinois against certain pipe converters, distributors and the Company’s subsidiary, Oil Price Information Service, LLC (“OPIS”), alleging violations of federal and state antitrust laws. In May 2025, the Company entered into a settlement resolving these complaints, which received final court approval in June 2026. In September 2025, a similar purported class action was filed in the Supreme Court of British Columbia alleging violations of certain provisions of Canadian law and claiming damages and costs among other relief. The Company is currently evaluating this action, and it is not possible at this time to predict with any degree of certainty the ultimate outcome.
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
U.K. Newspaper Matters
Civil claims have been brought against the Company with respect to, among other things, voicemail interception and inappropriate payments to public officials at the Company’s former publication, The News of the World, and at The Sun, and related matters (the “U.K. Newspaper Matters”). The Company has admitted liability in many civil cases and has settled a number of cases and claims. In connection with the separation of the Company from Twenty-First Century Fox, Inc. (“21st Century Fox”) on June 28, 2013, the Company and 21st Century Fox agreed in the Separation and Distribution Agreement (the “SDA”) that 21st Century Fox would indemnify the Company on an after-tax basis for payments made after such date arising out of civil claims and investigations relating to the U.K. Newspaper Matters as well as related legal and professional fees and expenses, other than in the limited circumstances set forth in the SDA. These indemnification obligations were subsequently assigned, conveyed and transferred to FOX Corporation (“FOX”) as part of its separation from 21st Century Fox.
The net expense related to the U.K. Newspaper Matters in Selling, general and administrative was nil and $1 million for the three months ended September 30, 2026 and 2025, respectively. As of September 30, 2026, the Company has provided for its best estimate of the costs incurred and liability for the claims that have been filed and has accrued approximately $4 million. The amount to be indemnified by FOX of approximately $12 million was recorded as a receivable in Other current assets on the Balance Sheet as of September 30, 2026. The Company is not able to predict the ultimate outcome or cost of the civil claims, and it is possible that these proceedings and any adverse resolution thereof could negatively impact its results of operations and financial condition.
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
For the three months ended September 30, 2026, the Company recorded income tax expense of $81 million on pre-tax income of $296 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates, remeasurement losses on certain investments with little or no tax benefit and valuation allowances recorded against tax benefits in certain businesses, partially offset by the favorable impact of REA Group’s sale of REA India’s remaining business.
For the three months ended September 30, 2025, the Company recorded income tax expense of $62 million on pre-tax income of $212 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by valuation allowances recorded against tax benefits in certain businesses.
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
On July 4, 2025, H.R. 1 - One Big Beautiful Bill Act (“OBBBA”) was enacted into law. The OBBBA makes permanent key elements of the Tax Cuts and Jobs Act, including 100% bonus depreciation, domestic research cost expensing, and the business interest expense limitation. Certain provisions of OBBBA are effective beginning in fiscal 2027. ASC 740, Income Taxes requires the effects of changes in tax rates and laws on deferred tax balances to be recognized in the period in which the legislation is enacted. The OBBBA maintains the U.S. Federal income tax rate of 21%. The Company does not expect OBBBA to materially impact its effective tax rate, however the Company continues to assess the impact of OBBBA including future expected guidance from the U.S. Treasury Department and States.
The Organization for Economic Cooperation and Development (“OECD”) has proposed a global minimum tax of 15% of reported profits (“Pillar 2”) that has been agreed upon in principle by over 140 countries. Following an executive order issued by the United States in January 2025 announcing opposition to aspects of these rules, the G7 issued a statement on June 28, 2025 acknowledging that U.S. parented groups would be exempt from certain aspects of Pillar 2 in recognition of existing U.S. minimum tax rules to which they are subject. On January 5, 2026, the OECD announced a political and technical agreement by the Inclusive Framework on a comprehensive package for a “side-by-side arrangement” (the “Package”). The Package, in the form of administrative guidance, includes a new Simplified Effective Tax Rate Safe Harbour, a one-year extension of the Transitional Country-by-Country Reporting Safe Harbour, a new Substance-based Tax Incentive Safe Harbour and two Safe Harbours related to a Side-by-Side System. This administrative guidance will be incorporated into the Commentary to the Global Anti-Base Erosion Model Rules. The Company does not expect the Package to materially impact its effective tax rate, however, the Company continues to assess the impact of the Package, including future expected guidance from the OECD.
The Company paid gross income taxes of $77 million and $56 million during the three months ended September 30, 2026 and 2025, respectively, and received tax refunds of $1 million in both periods.
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
•Digital Real Estate Services—The Digital Real Estate Services segment consists of the Company’s 62.0% interest in REA Group and 80% interest in Move. The remaining 20% interest in Move is held by REA Group. REA Group is a market-leading digital media business specializing in property and is listed on the Australian Securities Exchange (“ASX”) (ASX: REA). REA Group advertises property and property-related services on its websites and mobile apps, including Australia’s leading residential, commercial and share property websites, realestate.com.au, realcommercial.com.au and Flatmates.com.au. In addition, REA Group provides financial services through a digital property search and financing experience, a mortgage broking offering and property-related data services to the financial sector.
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
•News Media—The News Media segment consists primarily of News Corp Australia, News UK and the New York Post and includes The Australian, The Daily Telegraph, Herald Sun, The Courier Mail, The Advertiser and the news.com.au website in Australia, The Times, The Sunday Times, The Sun, The Sun on Sunday and thesun.co.uk in the U.K. and the-sun.com in the U.S. This segment also includes News Broadcasting, operator of talkSPORT, the leading sports radio network in the U.K., and Australian News Channel, which operates the News24 network, Australia’s 24-hour multi-channel, multi-platform news service.
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

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Segment information is summarized as follows:

	For the three months ended September 30, 2026
	Dow Jones	Digital Real Estate Services	Book Publishing	News Media	Other	Total
	(in millions)
Segment information:
Revenues	$630	$529	$582	$540	$—	$2,281
Significant segment expenses:
Operating expenses	(246)	(46)	(398)	(298)	—	(988)
Selling, general and administrative	(224)	(271)	(109)	(224)	(62)	(890)
Segment EBITDA	$160	$212	$75	$18	$(62)	$403
Depreciation and amortization						(126)
Impairment and restructuring charges						(20)
Equity losses of affiliates						(3)
Interest income, net						4
Other, net						38
Income before income tax expense						296
Income tax expense						(81)
Net income						$215

	For the three months ended September 30, 2025
	Dow Jones	Digital Real Estate Services	Book Publishing	News Media	Other	Total
	(in millions)
Segment information:
Revenues	$586	$479	$534	$545	$—	$2,144
Significant segment expenses:
Operating expenses	(238)	(53)	(354)	(296)	—	(941)
Selling, general and administrative	(204)	(268)	(122)	(219)	(50)	(863)
Segment EBITDA	$144	$158	$58	$30	$(50)	$340
Depreciation and amortization						(117)
Impairment and restructuring charges						(19)
Equity losses of affiliates						(2)
Interest income, net						6
Other, net						4
Income before income tax expense						212
Income tax expense						(62)
Net income						$150

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

	For the three months ended September 30,
	2026	2025
	(in millions)
Depreciation and amortization:
Dow Jones	$43	$40
Digital Real Estate Services	44	37
Book Publishing	16	15
News Media	21	24
Other	2	1
Total Depreciation and amortization	$126	$117

	For the three months ended September 30,
	2026	2025
	(in millions)
Capital expenditures:
Dow Jones	$38	$15
Digital Real Estate Services	38	38
Book Publishing	9	8
News Media	16	18
Other	1	2
Total Capital expenditures	$102	$81

	As of September 30, 2026	As of June 30, 2026
	(in millions)
Total assets:
Dow Jones	$4,140	$4,159
Digital Real Estate Services	3,442	3,515
Book Publishing	2,861	2,743
News Media	2,031	2,044
Other(a)	1,914	2,081
Investments	1,048	1,002
Total assets	$15,436	$15,544
(a)The Other segment primarily includes Cash and cash equivalents.

	As of September 30, 2026	As of June 30, 2026
	(in millions)
Goodwill and intangible assets, net:
Dow Jones	$3,232	$3,244
Digital Real Estate Services	1,943	1,931
Book Publishing	900	907
News Media	298	297
Total Goodwill and intangible assets, net	$6,373	$6,379

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
NOTE 12. ADDITIONAL FINANCIAL INFORMATION
Receivables, net
Receivables are presented net of allowances, which reflect the Company’s expected credit losses based on historical experience as well as current and expected economic conditions.
Receivables, net consist of:

	As of September 30, 2026	As of June 30, 2026
	(in millions)
Receivables	$1,910	$1,807
Less: allowances	(47)	(50)
Receivables, net	$1,863	$1,757
Other Non-Current Assets
The following table sets forth the components of Other non-current assets:

	As of September 30, 2026	As of June 30, 2026
	(in millions)
Royalty advances to authors	$383	$386
Non-current receivables	605	580
Retirement benefit assets	173	169
Other	144	143
Total Other non-current assets	$1,305	$1,278
Other Current Liabilities
The following table sets forth the components of Other current liabilities:

	As of September 30, 2026	As of June 30, 2026
	(in millions)
Royalties and commissions payable	$254	$215
Allowance for sales returns	126	126
Current operating lease liabilities	86	86
Other	256	299
Total Other current liabilities	$722	$726

NEWS CORPORATION
NOTES TO THE UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
Other, net
The following table sets forth the components of Other, net:

	For the three months ended September 30,
	2026	2025
	(in millions)
Remeasurement of equity securities	$1	$(1)
Gain on sale of businesses(a)	37	—
Other	—	5
Total Other, net	$38	$4
(a)Primarily relates to the gain on REA Group’s sale of REA India’s remaining business during the three months ended September 30, 2026.
Supplemental Cash Flow Information
The following table sets forth the Company’s cash paid for interest and taxes:

	For the three months ended September 30,
	2026	2025
	(in millions)
Cash paid for interest	$19	$20
Cash paid for taxes	$77	$56

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
This document, including the following discussion and analysis, contains statements that constitute “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and Section 27A of the Securities Act of 1933, as amended. All statements that are not statements of historical fact are forward-looking statements. The words “expect,” “will,” “estimate,” “anticipate,” “predict,” “believe,” “should” and similar expressions and variations thereof are intended to identify forward-looking statements. These statements appear in a number of places in this discussion and analysis and include statements regarding the intent, belief or current expectations of the Company, its directors or its officers with respect to, among other things, trends affecting the Company’s business, financial condition or results of operations, the Company’s strategy and strategic initiatives, including potential acquisitions, investments and dispositions, the Company’s cost savings initiatives and the outcome of contingencies such as litigation and investigations. Readers are cautioned that any forward-looking statements are not guarantees of future performance and involve risks and uncertainties. More information regarding these risks and uncertainties and other important factors that could cause actual results to differ materially from those in the forward-looking statements is set forth under the heading “Risk Factors” in Part I, Item 1A. in News Corporation’s Annual Report on Form 10-K for the fiscal year ended June 30, 2026, as filed with the Securities and Exchange Commission (the “SEC”) on August 7, 2026 (the “2026 Form 10-K”), and as may be updated in this and other subsequent Quarterly Reports on Form 10-Q. The Company does not ordinarily make projections of its future operating results and undertakes no obligation (and expressly disclaims any obligation) to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as required by law. Readers should carefully review this document and the other documents filed by the Company with the SEC. This section should be read together with the unaudited consolidated financial statements of News Corporation and related notes set forth elsewhere herein and the audited consolidated financial statements of News Corporation and related notes set forth in the 2026 Form 10-K.
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
Management’s discussion and analysis of financial condition and results of operations is intended to help provide an understanding of the Company’s financial condition, changes in financial condition and results of operations. This discussion is organized as follows:
•Overview of the Company’s Businesses—This section provides a general description of the Company’s businesses, as well as developments that occurred to date during fiscal 2027 that the Company believes are important in understanding its results of operations and financial condition or to disclose known trends.
•Results of Operations—This section provides an analysis of the Company’s results of operations for the three months ended September 30, 2026 and 2025. This analysis is presented on both a consolidated basis and a segment basis. In addition, a brief description is provided of significant transactions and events that impact the comparability of the results being analyzed.
•Liquidity and Capital Resources—This section provides an analysis of the Company’s cash flows for the three months ended September 30, 2026 and 2025, as well as a discussion of the Company’s financial arrangements and outstanding commitments, both firm and contingent, that existed as of September 30, 2026.

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
•Digital Real Estate Services—The Digital Real Estate Services segment consists of the Company’s 62.0% interest in REA Group and 80% interest in Move. The remaining 20% interest in Move is held by REA Group. REA Group is a market-leading digital media business specializing in property and is listed on the Australian Securities Exchange (“ASX”) (ASX: REA). REA Group advertises property and property-related services on its websites and mobile apps, including Australia’s leading residential, commercial and share property websites, realestate.com.au, realcommercial.com.au and Flatmates.com.au. In addition, REA Group provides financial services through a digital property search and financing experience, a mortgage broking offering and property-related data services to the financial sector.
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
•News Media—The News Media segment consists primarily of News Corp Australia, News UK and the New York Post and includes The Australian, The Daily Telegraph, Herald Sun, The Courier Mail, The Advertiser and the news.com.au website in Australia, The Times, The Sunday Times, The Sun, The Sun on Sunday and thesun.co.uk in the U.K. and the-sun.com in the U.S. This segment also includes News Broadcasting, operator of talkSPORT, the leading sports radio network in the U.K., and Australian News Channel, which operates the News24 network, Australia’s 24-hour multi-channel, multi-platform news service.
•Other—The Other segment consists primarily of general corporate overhead expenses, strategy costs and costs related to the U.K. Newspaper Matters (as defined in Note 9—Commitments and Contingencies to the Consolidated Financial Statements).

Other Business Developments
Distilled Ltd Investment
In September 2026, REA Group entered into an agreement to acquire a 35% interest in Distilled Ltd (“Distilled”) for approximately A$409 million in cash, subject to customary purchase price adjustments, which it expects to fund with borrowings and cash on hand. The investment is subject to customary closing conditions, including regulatory approval, and is expected to close in fiscal 2027. Distilled operates multi-vertical digital marketplaces across Ireland and Northern Ireland. The investment is expected to allow REA Group to collaborate with Distilled to extend REA Group’s core property strategy into new markets. See Note 4—Investments in the accompanying Consolidated Financial Statements.
REA Group 2026 Credit Facility
In September 2026, REA Group terminated its undrawn 2024 REA Credit Facility and entered into a new unsecured syndicated credit facility (the “2026 REA Credit Facility”). The 2026 REA Credit Facility provides a three-year A$500 million revolving loan facility. See Note 5—Borrowings in the accompanying Consolidated Financial Statements.
RESULTS OF OPERATIONS
Results of Operations—For the three months ended September 30, 2026 versus the three months ended September 30, 2025
The following table sets forth the Company’s operating results for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025:

	For the three months ended September 30,
	2026	2025	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$823	$782	$41	5%
Advertising	323	317	6	2%
Consumer	556	510	46	9%
Real estate	418	370	48	13%
Other	161	165	(4)	(2)%
Total Revenues	2,281	2,144	137	6%
Operating expenses	(988)	(941)	(47)	(5)%
Selling, general and administrative	(890)	(863)	(27)	(3)%
Depreciation and amortization	(126)	(117)	(9)	(8)%
Impairment and restructuring charges	(20)	(19)	(1)	(5)%
Equity losses of affiliates	(3)	(2)	(1)	(50)%
Interest income, net	4	6	(2)	(33)%
Other, net	38	4	34	850%
Income before income tax expense	296	212	84	40%
Income tax expense	(81)	(62)	(19)	(31)%
Net income	215	150	65	43%
Net income attributable to noncontrolling interests	(56)	(38)	(18)	(47)%
Net income attributable to News Corporation stockholders	$159	$112	$47	42%

Revenues—Revenues increased $137 million, or 6%, for the three months ended September 30, 2026 as compared to the corresponding period of fiscal 2026.
The revenue increase for the three months ended September 30, 2026 was due to higher revenues at the Digital Real Estate Services segment driven by higher revenues at REA Group and Move, at the Book Publishing segment driven by higher physical and digital book sales and at the Dow Jones segment driven by higher circulation and subscription and advertising revenues. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $43 million, or 2%, for the three months ended September 30, 2026 as compared to the corresponding period of fiscal 2026.
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
Operating expenses—Operating expenses increased $47 million, or 5%, for the three months ended September 30, 2026 as compared to the corresponding period of fiscal 2026.
The increase in operating expenses for the three months ended September 30, 2026 was primarily due to higher costs at the Book Publishing segment driven by higher costs related to higher sales volume and mix of titles. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in an Operating expense increase of $9 million, or 1%, for the three months ended September 30, 2026 as compared to the corresponding period of fiscal 2026.
Selling, general and administrative—Selling, general and administrative increased $27 million, or 3%, for the three months ended September 30, 2026 as compared to the corresponding period of fiscal 2026.
The increase in Selling, general and administrative for the three months ended September 30, 2026 was primarily due to higher costs at the Dow Jones segment driven by the timing of marketing spend and higher employee costs and at the Other segment driven by higher employee costs, partially offset by lower costs at the Book Publishing segment driven by the absence of a $13 million write-off of a customer receivable related to the closure of a book distributor in the prior year. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a Selling, general and administrative increase of $19 million, or 2%, for the three months ended September 30, 2026 as compared to the corresponding period of fiscal 2026.
Depreciation and amortization—Depreciation and amortization expense increased $9 million, or 8%, for the three months ended September 30, 2026 as compared to the corresponding period of fiscal 2026 driven by higher depreciation of capitalized software costs, primarily at the Digital Real Estate Services segment. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a depreciation and amortization increase of $3 million, or 3%, for the three months ended September 30, 2026 as compared to the corresponding period of fiscal 2026.
Impairment and restructuring charges—During the three months ended September 30, 2026 and 2025, the Company recorded impairment and restructuring charges of $20 million and $19 million, respectively. See Note 3—Impairment and Restructuring Charges in the accompanying Consolidated Financial Statements.
Equity losses of affiliates—For the three months ended September 30, 2026 and 2025, the Company recorded Equity losses of affiliates of $3 million and $2 million, respectively. See Note 4—Investments in the accompanying Consolidated Financial Statements.
Interest income, net—Interest income, net decreased by $2 million, or 33%, for the three months ended September 30, 2026 as compared to the corresponding period of fiscal 2026, driven by lower interest income on cash balances. See Note 5—Borrowings and Note 7—Financial Instruments and Fair Value Measurements in the accompanying Consolidated Financial Statements.
Other, net—For the three months ended September 30, 2026 and 2025, the Company recorded Other, net of $38 million and $4 million, respectively. The three months ended September 30, 2026 includes the gain on REA Group’s sale of REA India’s remaining business. See Note 12—Additional Financial Information in the accompanying Consolidated Financial Statements.

Income tax expense—For the three months ended September 30, 2026, the Company recorded income tax expense of $81 million on pre-tax income of $296 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates, remeasurement losses on certain investments with little or no tax benefit and valuation allowances recorded against tax benefits in certain businesses, partially offset by the favorable impact of REA Group’s sale of REA India’s remaining business.
For the three months ended September 30, 2025, the Company recorded income tax expense of $62 million on pre-tax income of $212 million, resulting in an effective tax rate that was higher than the U.S. statutory tax rate. The tax rate was impacted by foreign operations which are subject to higher tax rates and by valuation allowances recorded against tax benefits in certain businesses.
See Note 10—Income Taxes in the accompanying Consolidated Financial Statements.
Net income—Net income for the three months ended September 30, 2026 was $215 million compared to $150 million for the corresponding period of fiscal 2026, an increase of $65 million, or 43%, primarily driven by the factors discussed above.
Net income attributable to noncontrolling interests—Net income attributable to noncontrolling interests was $56 million for the three months ended September 30, 2026 as compared to $38 million for the three months ended September 30, 2025, an increase of $18 million, or 47%.
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
Total Segment EBITDA is a non-GAAP measure and should be considered in addition to, not as a substitute for, net income (loss), cash flow from continuing operations and other measures of financial performance reported in accordance with GAAP. In addition, this measure does not reflect cash available to fund requirements and excludes items, such as depreciation and amortization and impairment and restructuring charges, which are significant components in assessing the Company’s financial performance. The Company believes that the presentation of Total Segment EBITDA provides useful information regarding the Company’s operations and other factors that affect the Company’s reported results. Specifically, the Company believes that by excluding certain one-time or non-cash items such as impairment and restructuring charges and depreciation and amortization, as well as potential distortions between periods caused by factors such as financing and capital structures and changes in tax positions or regimes, the Company provides users of its consolidated financial statements with insight into both its core operations as well as the factors that affect reported results between periods but which the Company believes are not representative of its core business. As a result, users of the Company’s consolidated financial statements are better able to evaluate changes in the core operating results of the Company across different periods.

The following table reconciles Net income to Total Segment EBITDA for the three months ended September 30, 2026 and 2025:

	For the three months ended September 30,
	2026	2025
(in millions)
Net income	$215	$150
Reconciling items:
Income tax expense	81	62
Other, net	(38)	(4)
Interest income, net	(4)	(6)
Equity losses of affiliates	3	2
Impairment and restructuring charges	20	19
Depreciation and amortization	126	117
Total Segment EBITDA	$403	$340
The following table sets forth the Company’s Revenues and Segment EBITDA by reportable segment for the three months ended September 30, 2026 and 2025:

	For the three months ended September 30,
	2026		2025
(in millions)	Revenues	Segment EBITDA	Revenues	Segment EBITDA
Dow Jones	$630	$160	$586	$144
Digital Real Estate Services	529	212	479	158
Book Publishing	582	75	534	58
News Media	540	18	545	30
Other	—	(62)	—	(50)
Total	$2,281	$403	$2,144	$340
Dow Jones (28% and 27% of the Company’s consolidated revenues for the three months ended September 30, 2026 and 2025, respectively)

	For the three months ended September 30,
	2026	2025	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$524	$491	$33	7%
Advertising	93	85	8	9%
Other	13	10	3	30%
Total Revenues	630	586	44	8%
Operating expenses	(246)	(238)	(8)	(3)%
Selling, general and administrative	(224)	(204)	(20)	(10)%
Segment EBITDA	$160	$144	$16	11%

For the three months ended September 30, 2026, revenues at the Dow Jones segment increased $44 million, or 8%, as compared to the corresponding period of fiscal 2026, driven by higher circulation and subscription and advertising revenues. Digital revenues represented 85% of total revenues at the Dow Jones segment for the three months ended September 30, 2026, as compared to 84% for the corresponding period of fiscal 2026. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue decrease of $1 million for the three months ended September 30, 2026 as compared to the corresponding period of fiscal 2026.
Circulation and Subscription Revenues

	For the three months ended September 30,
	2026	2025	Change	% Change
(in millions, except %)			Better/(Worse)
Circulation and subscription revenues:
Circulation and licensing	$268	$248	$20	8%
Dow Jones Risk & Compliance	104	94	10	11%
Dow Jones Energy	79	73	6	8%
Other information services	73	76	(3)	(4)%
Professional information business	256	243	13	5%
Total circulation and subscription revenues	$524	$491	$33	7%
Circulation and subscription revenues increased $33 million, or 7%, for the three months ended September 30, 2026 as compared to the corresponding period of fiscal 2026. Circulation and licensing revenues increased $20 million, or 8%, driven by higher content licensing revenues, increased digital circulation revenues due to the conversion of customers from introductory promotions to higher pricing and growth in digital-only subscriptions, driven by enterprise customers. Professional information business revenues increased $13 million, or 5%, primarily due to the $10 million and $6 million increases in Dow Jones Risk & Compliance and Dow Jones Energy revenues, respectively, driven by higher volume and price increases. Digital revenues represented 76% of circulation revenue for the three months ended September 30, 2026, as compared to 75% for the corresponding period of fiscal 2026.
The following table provides selected information regarding average daily subscriptions during the three months ended September 30, 2026 and 2025 for the Dow Jones segment’s subscription news products:

	For the three months ended September 30(a)(b),
	2026	2025	Change	% Change
(in thousands, except %)			Better/(Worse)
The Wall Street Journal
Digital-only subscriptions(c)	4,663	4,217	446	11%
Total subscriptions	5,008	4,610	398	9%
Barron’s Group(d)
Digital-only subscriptions(c)	1,536	1,366	170	12%
Total subscriptions	1,622	1,471	151	10%
Total News Products(e)
Digital-only subscriptions(c)	6,477	5,878	599	10%
Total subscriptions	6,922	6,392	530	8%
(a)Based on internal data for the periods from June 29, 2026 through September 27, 2026 and June 30, 2025 through September 28, 2025, respectively. Excludes off-platform distribution, except for certain custom workflow integrations in connection with enterprise customer subscriptions.
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
(d)Barron’s Group consists of Barron’s, MarketWatch, Financial News and Private Equity News.
(e)Total News Products consists of The Wall Street Journal, Barron’s Group and Investor’s Business Daily.

Advertising Revenues
Advertising revenues increased $8 million, or 9%, for the three months ended September 30, 2026 as compared to the corresponding period of fiscal 2026 primarily due to $7 million of higher digital advertising revenues driven by multiple sectors. Digital advertising revenues represented 70% of advertising revenue for the three months ended September 30, 2026, as compared to 68% for the corresponding period of fiscal 2026.
Segment EBITDA
For the three months ended September 30, 2026, Segment EBITDA at the Dow Jones segment increased $16 million, or 11%, as compared to the corresponding period of fiscal 2026, primarily due to the increase in revenues discussed above, partially offset by higher employee costs and the timing of marketing spend.
Digital Real Estate Services (23% and 22% of the Company’s consolidated revenues for the three months ended September 30, 2026 and 2025, respectively)

	For the three months ended September 30,
	2026	2025	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$2	$2	$—	—%
Advertising	43	41	2	5%
Real estate	418	370	48	13%
Other	66	66	—	—%
Total Revenues	529	479	50	10%
Operating expenses	(46)	(53)	7	13%
Selling, general and administrative	(271)	(268)	(3)	(1)%
Segment EBITDA	$212	$158	$54	34%
For the three months ended September 30, 2026, revenues at the Digital Real Estate Services segment increased $50 million, or 10%, as compared to the corresponding period of fiscal 2026. Revenues at REA Group increased $42 million, or 13%, to $369 million for the three months ended September 30, 2026 from $327 million for the corresponding period of fiscal 2026, including the $27 million, or 8%, positive impact of foreign currency fluctuations, driven by higher Australian residential revenues primarily due to price increases, growth in add-on products and increased depth penetration, partially offset by unfavorable geographic mix. The increases were also partially offset by lower revenues at REA India driven by recent divestitures and the discontinuation of certain businesses. REA Group completed the sale of REA India’s remaining business in September 2026. Revenues at Move increased $8 million, or 5%, to $160 million for the three months ended September 30, 2026 from $152 million for the corresponding period of fiscal 2026, driven by higher sales of RealPRO SelectSM and revenue growth in seller, new homes and rentals. Lead volumes decreased 11% compared to the corresponding period of fiscal 2026, reflecting the impact of recent increases in mortgage rates, which may continue to negatively impact the U.S. housing market in the near term.
For the three months ended September 30, 2026, Segment EBITDA at the Digital Real Estate Services segment increased $54 million, or 34%, including the $15 million, or 9%, positive impact of foreign currency fluctuations, as compared to the corresponding period of fiscal 2026, driven by the higher revenues discussed above.

Book Publishing (25% of the Company’s consolidated revenues for both the three months ended September 30, 2026 and 2025)

	For the three months ended September 30,
	2026	2025	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Consumer	$556	$510	$46	9%
Other	26	24	2	8%
Total Revenues	582	534	48	9%
Operating expenses	(398)	(354)	(44)	(12)%
Selling, general and administrative	(109)	(122)	13	11%
Segment EBITDA	$75	$58	$17	29%
For the three months ended September 30, 2026, revenues at the Book Publishing segment increased $48 million, or 9%, as compared to the corresponding period of fiscal 2026, primarily due to higher physical and digital book sales. Digital sales increased by 6% as compared to the corresponding period of fiscal 2026 driven by growth in audiobook sales. Digital sales represented approximately 23% of consumer revenues for both the three months ended September 30, 2026 and 2025. Backlist sales represented approximately 66% of consumer revenues for the three months ended September 30, 2026, as compared to 65% for the corresponding period of fiscal 2026.
For the three months ended September 30, 2026, Segment EBITDA at the Book Publishing segment increased $17 million, or 29%, as compared to the corresponding period of fiscal 2026, driven by the higher revenues discussed above and the absence of a $13 million write-off of a customer receivable related to the closure of a book distributor in the prior year, partially offset by higher costs due to higher sales volume and mix of titles.
News Media (24% and 26% of the Company’s consolidated revenues for the three months ended September 30, 2026 and 2025, respectively)

	For the three months ended September 30,
	2026	2025	Change	% Change
(in millions, except %)			Better/(Worse)
Revenues:
Circulation and subscription	$297	$289	$8	3%
Advertising	187	191	(4)	(2)%
Other	56	65	(9)	(14)%
Total Revenues	540	545	(5)	(1)%
Operating expenses	(298)	(296)	(2)	(1)%
Selling, general and administrative	(224)	(219)	(5)	(2)%
Segment EBITDA	$18	$30	$(12)	(40)%
Revenues at the News Media segment decreased $5 million, or 1%, for the three months ended September 30, 2026 as compared to the corresponding period of fiscal 2026. Other revenues decreased $9 million, or 14%, as compared to the corresponding period of fiscal 2026. Advertising revenues decreased $4 million, or 2%, as compared to the corresponding period of fiscal 2026, primarily due to lower print advertising revenues, partially offset by the $5 million, or 3%, positive impact of foreign currency fluctuations. Circulation and subscription revenues increased $8 million, or 3%, as compared to the corresponding period of fiscal 2026, driven by the $9 million, or 3%, positive impact of foreign currency fluctuations, as price increases and higher content licensing revenues were more than offset by print volume declines. The impact of foreign currency fluctuations of the U.S. dollar against local currencies resulted in a revenue increase of $17 million, or 3%, for the three months ended September 30, 2026 as compared to the corresponding period of fiscal 2026.
Segment EBITDA at the News Media segment decreased by $12 million, or 40%, for the three months ended September 30, 2026 as compared to the corresponding period of fiscal 2026. The decrease was driven by the lower revenues discussed above.

LIQUIDITY AND CAPITAL RESOURCES
Current Financial Condition
The Company’s principal source of liquidity is internally generated funds and cash and cash equivalents on hand. As of September 30, 2026, the Company’s cash and cash equivalents were $1.8 billion. The Company also has available borrowing capacity under the 2026 Revolving Facility and certain other facilities and expects to have access to the worldwide credit and capital markets, subject to market conditions, in order to issue additional debt if needed or desired. The Company currently expects these elements of liquidity will enable it to meet its liquidity needs for at least the next twelve months, including repayment of indebtedness. Although the Company believes that its cash on hand and future cash from operations, together with its access to the credit and capital markets, will provide adequate resources to fund its operating and financing needs for at least the next twelve months, its access to, and the availability of, financing on acceptable terms in the future will be affected by many factors, including: (i) the financial and operational performance of the Company and/or its operating subsidiaries, as applicable, (ii) the Company’s credit ratings and/or the credit rating of its operating subsidiaries, as applicable, (iii) the provisions of any relevant debt instruments, credit agreements, indentures and similar or associated documents, (iv) the liquidity of the overall credit and capital markets and (v) the state of the economy. There can be no assurances that the Company will continue to have access to the credit and capital markets on acceptable terms.
As of September 30, 2026, the Company’s consolidated assets included $632 million in cash and cash equivalents that were held by its foreign subsidiaries. Of this amount, $181 million is cash not readily accessible by the Company as it is held by REA Group, a majority owned but separately listed public company. REA Group must declare a dividend in order for the Company to have access to its share of REA Group’s cash balance.
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
Issuer Purchases of Equity Securities
On September 22, 2021, the Company announced a stock repurchase program authorizing the Company to purchase up to $1 billion in the aggregate of the Company’s outstanding Class A Common Stock and Class B Common Stock (the “2021 Repurchase Program”), which was completed during fiscal 2026. On July 15, 2025, the Company announced a new stock repurchase program authorizing the Company to purchase up to $1 billion in the aggregate of the Company’s outstanding Class A Common Stock and Class B Common Stock (the “2025 Repurchase Program” and, together with the 2021 Repurchase Program, the “Stock Repurchase Programs”), which was in addition to the remaining authorized amount under the 2021 Repurchase Program at that time.
The manner, timing, number and share price of any repurchases will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market conditions, applicable securities laws, alternative investment opportunities and other factors. As of September 30, 2026, the remaining authorized amount under the 2025 Repurchase Program was approximately $501 million. The 2025 Repurchase Program has no time limit and may be modified, suspended or discontinued at any time.
The following table summarizes the shares repurchased and subsequently retired under the Stock Repurchase Programs and the related consideration paid, excluding associated taxes, fees, commissions or other costs, during the three months ended September 30, 2026 and 2025:

	For the three months ended September 30,
	2026		2025
	Shares	Amount	Shares	Amount
	(in millions)
Class A Common Stock	3.9	$111	2.1	$62
Class B Common Stock	1.7	55	0.9	32
Total	5.6	$166	3.0	$94

Dividends
In August 2026, the Company’s Board of Directors (the “Board of Directors”) declared a semi-annual cash dividend of $0.10 per share for Class A Common Stock and Class B Common Stock. The dividend was paid on October 7, 2026 to stockholders of record as of September 9, 2026. The timing, declaration, amount and payment of future dividends to stockholders, if any, is within the discretion of the Board of Directors. The Board of Directors’ decisions regarding the payment of future dividends will depend on many factors, including the Company’s financial condition, earnings, capital requirements and debt facility covenants, other contractual restrictions, as well as legal requirements, regulatory constraints, industry practice, market volatility and other factors that the Board of Directors deems relevant.
Sources and Uses of Cash—For the three months ended September 30, 2026 versus the three months ended September 30, 2025
Net cash provided by operating activities from continuing operations for the three months ended September 30, 2026 and 2025 was as follows:

	For the three months ended September 30,
	2026	2025
	(in millions)
Net cash provided by operating activities from continuing operations	$13	$85
Net cash provided by operating activities from continuing operations decreased by $72 million for the three months ended September 30, 2026 as compared to the three months ended September 30, 2025. The decrease was primarily due to higher working capital due to the timing of payments and higher tax payments, partially offset by higher Total Segment EBITDA.
Net cash used in investing activities from continuing operations for the three months ended September 30, 2026 and 2025 was as follows:

	For the three months ended September 30,
	2026	2025
	(in millions)
Net cash used in investing activities from continuing operations	$(79)	$(101)
Net cash used in investing activities from continuing operations decreased by $22 million for the three months ended September 30, 2026, as compared to the three months ended September 30, 2025, driven by the $41 million decrease in net cash used for acquisitions and the $10 million increase in proceeds from business dispositions, partially offset by $21 million of higher capital expenditures.
Net cash used in financing activities from continuing operations for the three months ended September 30, 2026 and 2025 was as follows:

	For the three months ended September 30,
	2026	2025
	(in millions)
Net cash used in financing activities from continuing operations	$(261)	$(179)
Net cash used in financing activities from continuing operations was $261 million for the three months ended September 30, 2026, as compared to $179 million for the three months ended September 30, 2025.
During the three months ended September 30, 2026, the Company had $166 million of stock repurchases of outstanding Class A and Class B Common Stock under the 2025 Repurchase Program and dividend payments of $61 million primarily to REA Group minority stockholders.

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
The following table presents a reconciliation of net cash provided by operating activities from continuing operations to free cash flow for the three months ended September 30, 2026 and 2025:

	For the three months ended September 30,
	2026	2025
	(in millions)
Net cash provided by operating activities from continuing operations	$13	$85
Less: Capital expenditures	(102)	(81)
Free cash flow	$(89)	$4
Free cash flow for the three months ended September 30, 2026 was $(89) million compared to $4 million in the corresponding period of fiscal 2026. Free cash flow decreased primarily driven by lower cash provided by operating activities from continuing operations and higher capital expenditures.
Borrowings
News Corporation Borrowings
As of September 30, 2026, News Corporation had (i) borrowings of $2.0 billion, including the current portion, consisting of its outstanding 2021 Senior Notes, 2022 Senior Notes and 2026 Term A Loans, and (ii) $1 billion of undrawn commitments available under the 2026 Revolving Facility.
REA Group Borrowings
As of September 30, 2026, REA Group had A$500 million of undrawn commitments available under the 2026 REA Credit Facility. REA Group is a consolidated but non wholly-owned subsidiary of News Corp, and its indebtedness is only guaranteed by REA Group and certain of its subsidiaries and is non-recourse to News Corp.
In September 2026, REA Group terminated its undrawn 2024 REA Credit Facility and entered into the 2026 REA Credit Facility. The 2026 REA Credit Facility provides a three-year A$500 million revolving loan facility maturing on September 30, 2029.
Borrowings under the 2026 REA Credit Facility accrue interest at a floating rate equal to the Australian BBSY plus a margin of between 1.05% and 1.95%, depending on REA Group’s net leverage ratio. The 2026 REA Credit Facility carries a commitment fee equal to 40% of the applicable margin on any undrawn balance.

HarperCollins Equipment Lease
In October 2025, HarperCollins entered into a finance leasing arrangement for up to $120 million of equipment for a new warehouse (the “Equipment Lease”). Interest accrues on amounts drawn under the Equipment Lease based on the Term SOFR plus a margin of 1.475%. The Equipment Lease may be drawn on until June 30, 2028, after which lease payments commence for a term of 7 years. The lease obligations are secured by the acquired equipment, and ownership of the equipment acquired under the Equipment Lease will transfer to HarperCollins at the end of the lease term. The Company has recognized finance lease right-of-use assets on the Company’s Balance Sheet within Property, plant and equipment, net reflecting equipment received as of September 30, 2026.
All of the Company’s borrowings contain customary representations, covenants and events of default. If any of the events of default occur and are not cured within applicable grace periods or waived, any unpaid amounts under the applicable debt agreement may be declared immediately due and payable. The Company was in compliance with all applicable covenants at September 30, 2026.
See Note 5—Borrowings in the accompanying Consolidated Financial Statements and the Company’s 2026 Form 10-K for further details regarding the Company’s outstanding debt, including additional information about interest rates, amortization (if any) and maturities related to such debt arrangements.
Commitments
The Company has commitments under certain firm contractual arrangements to make future payments. These firm commitments secure the current and future rights to various assets and services to be used in the normal course of operations. The Company’s commitments as of September 30, 2026 have not changed significantly from the disclosures included in the 2026 Form 10-K.
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
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
There has been no material change in the Company’s assessment of its sensitivity to market risk since its presentation set forth in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” in the Company’s 2026 Form 10-K.

ITEM 4. CONTROLS AND PROCEDURES
(a)Disclosure Controls and Procedures
The Company’s management, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this quarterly report. Based on such evaluation, the Company’s Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective in recording, processing, summarizing and reporting, on a timely basis, information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act and were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
(b)Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the Company’s first quarter of fiscal 2027 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II
ITEM 1. LEGAL PROCEEDINGS
See Note 9—Commitments and Contingencies in the accompanying Consolidated Financial Statements.
ITEM 1A. RISK FACTORS
There have been no material changes to the risk factors described in the 2026 Form 10-K.
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
On September 22, 2021, the Company announced a stock repurchase program authorizing the Company to purchase up to $1 billion in the aggregate of its outstanding Class A Common Stock and Class B Common Stock (the “2021 Repurchase Program”), which was completed during fiscal 2026. On July 15, 2025, the Company announced a new stock repurchase program authorizing the Company to purchase up to $1 billion in the aggregate of the Company’s outstanding Class A Common Stock and Class B Common Stock (the “2025 Repurchase Program” and, together with the 2021 Repurchase Program, the “Stock Repurchase Programs”), which was in addition to the remaining authorized amount under the 2021 Repurchase Program at that time.
The manner, timing, number and share price of any repurchases will be determined by the Company at its discretion and will depend upon such factors as the market price of the stock, general market conditions, applicable securities laws, alternative investment opportunities and other factors. The 2025 Repurchase Program has no time limit and may be modified, suspended or discontinued at any time.
The following table details the Company’s monthly share repurchases during the three months ended September 30, 2026:

	Total Number of Shares Purchased(a)		Average Price Paid Per Share(b)		Total Number of Shares Purchased as Part of Publicly Announced Program	Dollar Value of Shares That May Yet Be Purchased Under Publicly Announced Program(b)
	Class A	Class B	Class A	Class B
	(in millions, except per share amounts)
June 29, 2026 - July 26, 2026	1.3	0.6	$27.02	$30.49	1.9	$614
July 27, 2026 - August 30, 2026	1.5	0.6	$29.04	$33.01	2.1	$550
August 31, 2026 - September 27, 2026	1.1	0.5	$29.83	$33.17	1.6	$501
Total	3.9	1.7	$28.58	$32.19	5.6
(a)     The Company did not make any repurchases of Common Stock during the applicable period other than in connection with the publicly announced 2025 Repurchase Program described above.
(b)     Amounts exclude taxes, fees, commissions or other costs associated with the repurchases.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
Not applicable.
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

ITEM 5. OTHER INFORMATION
None.
Trading Plans
None.
ITEM 6. EXHIBITS

31.1	Chief Executive Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

31.2	Chief Financial Officer Certification required by Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended.*

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.**

101
The following financial information from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026 formatted in Inline XBRL: (i) Consolidated Statements of Operations for the three months ended September 30, 2026 and 2025 (unaudited); (ii) Consolidated Statements of Comprehensive Income (Loss) for the three months ended September 30, 2026 and 2025 (unaudited); (iii) Consolidated Balance Sheets as of September 30, 2026 (unaudited) and June 30, 2026 (audited); (iv) Consolidated Statements of Cash Flows for the three months ended September 30, 2026 and 2025 (unaudited); and (v) Notes to the Unaudited Consolidated Financial Statements.*

104	The cover page from News Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in Inline XBRL (included as Exhibit 101).*
*    Filed herewith.
**    Furnished herewith.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NEWS CORPORATION (Registrant)

	By:	/s/ Lavanya Chandrashekar
Lavanya Chandrashekar Chief Financial Officer

Date: November 5, 2026